Form 10QSB
period 1998-09-30
AMCI INTERNATIONAL INC
filed 1998-10-15
CIK 1063293

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-24459
                                            ---------

                           AMCI INTERNATIONAL, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                              59-2159271
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               October 14, 1998

                          Common - 1,471,391 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                          AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets
                             ASSETS
                                                September 30,    December 31,
                                                 1998               1997
                                               (Unaudited)
CURRENT ASSETS

 Cash                                           $      -        $        -

  Total Current Assets                                 -                 -

  TOTAL ASSETS                                  $      -        $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                               $       8,738   $    2,045

  Total Current Liabilities                             8,738        2,045

  TOTAL  LIABILITIES                                    8,738        2,045

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,471,391 shares issued
  and outstanding                                       1,471        1,471
 Additional paid-in capital                            73,070       70,621
 Deficit accumulated during the development stage     (83,279)     (74,137)

  Total Stockholders' Equity (Deficit)                 (8,738)      (2,045)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -         $       -

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                    From
                                                                Inception on
                                 For the          For the         July 12,
                           Three Months Ended Nine Months Ended 1996 Through
                              September 30,     September 30,   September 30,
                             1998      1997     1998      1997      1998
REVENUES           $           -       $     -   $     -  $     -  $    -

EXPENSES                       577       2,184     9,142    4,136   83,279

NET LOSS           $          (577) $   (2,184) $ (9,142) $(4,136)$(83,279)

BASIC LOSS PER SHARE
 OF COMMON STOCK   $         (0.00) $    (0.00) $  (0.00) $(0.00)

BASIC WEIGHT AVERAGE
 OF SHARES OUTSTANDING    1,471,391   1,471,391 1,471,391 1,471,391

                          AMCI INTERNATIONAL, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      2,499           -

Net loss for the nine months
ended September 30, 1998
(unaudited)                           -        -        -          (9,142)

Balance, September 30, 1998
(unaudited)                     1,471,391 $1,471  $  73,070      $(83,279)

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                                    From
                                                                Inception on
                                 For the          For the         July 12,
                           Three Months Ended Nine Months Ended 1996 Through
                              September 30,     September 30,   September 30,
                             1998      1997     1998      1997      1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss              $        (577)  $(2,184) $(9,142) $(4,136) $(83,279)
  Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
   Contributed capital for
   expenses                       702       852    2,449    2,991     7,360
   Stock issued for services      -         -        -        -      42,181
   Increase (decrease) in accounts
    payable                      (125)    1,332    6,693    1,145     8,738

     Net Cash Used by Operating
     Activities                   -         -        -        -     (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -         -        -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for
  cash                            -         -        -        -      25,000

   Net Cash Provided by Financing
    Activities                    -         -        -        -      25,000

NET INCREASE (DECREASE)
 IN CASH                          -         -        -        -         -

CASH AT BEGINNING OF PERIOD       -         -        -        -         -

CASH AT END OF PERIOD      $      -    $    -    $   -    $   -    $    -

CASH PAID FOR:

  Interest                 $      -    $    -    $   -    $   -    $    -
  Income taxes             $      -    $    -    $   -    $   -    $    -

NON-CASH FINANCING ACTIVITIES

  Contributed capital for
  expenses                 $      -    $    -    $   -    $   -    $  4,911
  Common stock issued for
  services                 $      -    $    -    $   -    $   -    $ 42,181

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1998 and December 31, 1997

NOTE 1 - ORGANIZATION AND HISTORY

        The Company was incorporated on July 26, 1983 under the laws of State of Utah as HJK, Ltd. The purpose of the business was to acquire and operate or lease natural resource properties and engage in mining, milling, production, buying and developing natural resource properties. On August 16, 1985 the Company issued 5,400,000 shares common stock to acquire 100% of the common stock of AMCI International, Inc. (AMCI). AMCI was engaged in manufacturing and selling quality furniture. The subsidiary was involuntarily dissolved on December 31, 1987. Presently, the Company is seeking a new business opportunity.

        a. Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

        b. Cash and Cash Equivalents

        Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

        c. Basic Loss Per Share

        The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

        d. Provision for Taxes

        At September 30, 1998, the Company had net operating loss carryforwards of approximately $83,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

        e. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        f. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

NOTE 3 - DISCONTINUED OPERATIONS

        The Company has been inactive since 1989. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

NOTE 4 - STOCK TRANSACTIONS

        On June 15, 1996, the Company issued 200,000 shares common stock for services rendered valued at $40,000.

        On November 1, 1996, the Board of Director approved a 200 for 1 reverse stock split and issued 1,227,088 shares of post split common stock for services rendered valued at $1,227. The reverse stock split has been applied retroactively to the financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
commercial lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such acquisition.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years.

     At September 30, 1998, the Company had $0 in assets and $8,738 in liabilities. The Company had no revenues for the three months ended September 30, 1998, with $577 in expenses for a net loss of ($577).

Liquidity
---------

     At September 30, 1998, the Company had no current assets, with total current liabilities of $8,738. Total stockholder's equity was ($8,738).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
                                                Page
          (a)  Exhibits.*                      Number

               None.

          (b)  Reports on Form 8-K.

               None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMCI INTERNATIONAL, INC.



Date: 10/14/98                         By/s/David C. Merrell
      ----------                       --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        AMCI INTERNATIONAL, INC.



Date: 10/14/98                           By/s/David C. Merrell
     ----------                          ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 10/14/98                           By/s/Michael C. Brown
     ----------                          ------------------------------------
                                         Michael C. Brown
                                         Secretary/Treasurer and Director