Form 10QSB/A
period 1998-09-30
AMCI INTERNATIONAL INC
filed 1998-11-03
CIK 1063293

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                         1st Amendment
                              FORM 10-QSB

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

                          AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets
                             ASSETS
                                                September 30,    December 31,
                                                 1998               1997
                                               (Unaudited)
CURRENT ASSETS

 Cash                                           $      -        $        -

  Total Current Assets                                 -                 -

  TOTAL ASSETS                                  $      -        $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                               $       8,738   $    2,045

  Total Current Liabilities                             8,738        2,045

  TOTAL  LIABILITIES                                    8,738        2,045

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,471,391 shares issued
  and outstanding                                       1,471        1,471
 Additional paid-in capital                            73,070       70,621
 Deficit accumulated during the development stage     (83,279)     (74,137)

  Total Stockholders' Equity (Deficit)                 (8,738)      (2,045)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -         $       -

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                    From
                                                                Inception on
                                 For the          For the         July 12,
                           Three Months Ended Nine Months Ended 1996 Through
                              September 30,     September 30,   September 30,
                             1998      1997     1998      1997      1998
REVENUES           $           -       $     -   $     -  $     -  $    -

EXPENSES                       577       2,184     9,142    4,136   56,724

LOSS FROM DISCONTINUED
OPERATIONS                     -             -         -        -   26,555

NET LOSS           $          (577) $   (2,184) $ (9,142) $(4,136)$(83,279)

BASIC LOSS PER SHARE
 OF COMMON STOCK   $         (0.00) $    (0.00) $  (0.00) $(0.00)

BASIC WEIGHT AVERAGE
 OF SHARES OUTSTANDING    1,471,391   1,471,391 1,471,391 1,471,391

                          AMCI INTERNATIONAL, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      2,499           -

Net loss for the nine months
ended September 30, 1998
(unaudited)                           -        -        -          (9,142)

Balance, September 30, 1998
(unaudited)                     1,471,391 $1,471  $  73,070      $(83,279)

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                                    From
                                                                Inception on
                                 For the          For the         July 12,
                           Three Months Ended Nine Months Ended 1996 Through
                              September 30,     September 30,   September 30,
                             1998      1997     1998      1997      1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss              $        (577)  $(2,184) $(9,142) $(4,136) $(83,279)
  Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
   Contributed capital for
   expenses                       702       852    2,449    2,991     7,360
   Stock issued for services      -         -        -        -      42,181
   Increase (decrease) in accounts
    payable                      (125)    1,332    6,693    1,145     8,738

     Net Cash Used by Operating
     Activities                   -         -        -        -     (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -         -        -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for
  cash                            -         -        -        -      25,000

   Net Cash Provided by Financing
    Activities                    -         -        -        -      25,000

NET INCREASE (DECREASE)
 IN CASH                          -         -        -        -         -

CASH AT BEGINNING OF PERIOD       -         -        -        -         -

CASH AT END OF PERIOD      $      -    $    -    $   -    $   -    $    -

CASH PAID FOR:

  Interest                 $      -    $    -    $   -    $   -    $    -
  Income taxes             $      -    $    -    $   -    $   -    $    -

NON-CASH FINANCING ACTIVITIES

  Contributed capital for
  expenses                 $      -    $    -    $   -    $   -    $  4,911
  Common stock issued for
  services                 $      -    $    -    $   -    $   -    $ 42,181

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1998, a shareholder of the Company has contributed to capital $2,449 in expenses incurred in its behalf.

NOTE 6 -  ACCOUNTS PAYABLE

     The Company has accrued $6,693 in legal fees during the nine months ended September 30, 1998. These legal fees are included in the $8,738 of accounts payable at September 30, 1998.

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

                                         AMCI INTERNATIONAL, INC.



Date: 11/2/98                            By/s/David C. Merrell
      ----------                         ------------------------------------
                                         David C. Merrell
                                         President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                         AMCI INTERNATIONAL, INC.



Date: 11/2/98                            By/s/David C. Merrell
     ----------                          ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 11/2/98                            By/s/Michael C. Brown
     ----------                          ------------------------------------
                                         Michael C. Brown
                                         Secretary/Treasurer and Director