Form 10KSB
period 1998-12-31
AMCI INTERNATIONAL INC
filed 1999-04-14
CIK 1063293

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1998
                               -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  000-24459
                                      ---------

                       AMCI INTERNATIONAL, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

         UTAH                                               59-2159271
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                   -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.001 Par Value Common Voting Stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No             (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 12, 1999 - $145. There are approximately 144,849 shares of common voting stock of the Registrant held by non-affiliates. There is no "public market" for the Company's common stock, so the Registrant has arbitrarily valued these shares on the basis of the par value of $0.001 per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 12, 1999

                            1,471,391

               DOCUMENTS INCORPORATED BY REFERENCE
               ------------------------------------

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

         For historical information regarding the Company, see its 10-SB Registration Statement, as amended, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference,
Part III, Item 13 (the 10-SB Registration Statement).

Business.
--------

         Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over five years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company faces substantial competition from other blank check companies in the search for a suitable merger or acquisition target, including the 14 other blank check companies in which David C. Merrell, the Company's President and director, is involved. Therefore, the Company makes no assurance that it will be successful in locating a suitable target and makes no assurance that any future enterprise will be profitable or successful. See the Risk Factor Competition of this Registration Statement.

         The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80% and 95% of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

         Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file this Registration Statement on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), an issuer must have such securities registered under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). Upon the effective date of this Registration Statement, the Company's common stock became registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction. To the extent that management deems it advisable or necessary to maintain a quotation of its common stock on any securities market, the Company will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the 1934 Act. Further, the National Association of Securities Dealers, Inc. (the "NASD") has proposed that all "non-reporting" companies whose shares of common stock are quoted on the NASD's OTC Bulletin Board be dropped. Management believes the filing of this Registration Statement will be important to the Company if the NASD's proposal in this respect is put into effect. See the heading "Risk Factors," specifically "No Market for Common Stock, No Market for Shares.," herein.

         In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

         Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

         Mr. Merrell has substantial experience and expertise with analyzing prospective business endeavors and will be the one to determine the viability of a prospective business endeavor. Mr. Merrell has served as a director and executive officer of three companies, Kara International, Inc.; International Fire Prevention, Inc.; and Digital Power Holding Company, that have completed merger or reorganization transactions with operating entities. Mr. Brown has limited experience with analyzing the quality of a prospective business endeavor. See the heading "Other Public Shell Activities," of Part I, Item 5, of this Registration Statement.

         Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

         Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

         The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

         Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest; a transaction of this type would create a conflict of interest for such a person. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

         Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

         None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.
-------------

         In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

         Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over five years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

         Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

         Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

         Unspecified Industry and Acquired Business; Unascertainable Risks.
To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

         Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock. See Part I, Item 2, of this Registration Statement.

         Shares Available for Future Issuance. The Company is authorized to issued 50,000,000 shares of common stock. As of December 31, 1997, the end of the Company's most recent calendar year, only 1,471,391 shares were issued and outstanding. The issuance of additional shares in connection with any reorganization transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

         Limited Funds Available for Operating Expenses. The Company currently has no assets. As a result, all funding necessary to meet the Company's operating expenses in the next 12 months will likely be advanced by management or principal stockholders as loans to the Company. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Registration Statement.

         Lack of Public Information. As of the date of this Registration Statement, the Company has not identified any potential merger or acquisition candidate. The Company does not intend to limit its search to any particular business or industry. Stockholders will not have access to any information about any such candidate until such time as a transaction is completed and the Company files a Current Report on Form 8-K disclosing the nature of such transaction.

         State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, while the Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

         By regulation or policy statement, several states place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

         In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. The majority of states have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, the Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite its status as a "blank check" or "blind pool" company.

         The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on the Company's ability to register, offer and sell and/or to develop a secondary market for shares of the Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if the Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

         Management to Devote Insignificant Time to Activities of the
Company.   Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

         Conflicts of Interest; Related Party Transactions.   Although the
Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. Members of management also serve in a similar capacities for several other companies that may be deemed to be "blank check" companies. In the event that a potential merger or acquisition candidate is brought to management's attention, these other relationships may present a conflict of interest. Management will attempt to minimize such conflict by presenting a list of the various "blank check" companies that are available for such a transaction and allowing management of the candidate entity to select the company that best meets its needs. Factors that differentiate such blank check companies from one another include, for example, the state of incorporation (and, accordingly, the corporation laws to which such company is subject); whether or not the company has filed a Registration Statement on Form 10-SB and is subject to the periodic reporting, proxy and other requirements of the 1934 Act; the authorized classes of stock and number of shares; the number of shares issued and outstanding; the number of stockholders; the amount and nature of any assets and liabilities; and whether or not the company's securities are quoted on the OTC Bulletin Board of the NASD. There are no current or proposed arrangements specifying the order in which the Company and such other blank check companies will participate in any business opportunity.

         Competition. Management believes that there are thousands of blank check companies that are also seeking merger or acquisition transactions. Each of these entities will present competition to the Company in its search for a suitable transaction candidate, and the Company makes no assurance that it will be successful in that search. In addition, David C. Merrell, the Company s President and director, also serves as President and director of 14 companies that may be deemed to be blank check companies, and each of these entities may be regarded as a direct competitor of the Company in the search for suitable business opportunities. Four of these companies are also subject to the periodic reporting requirements of the Securities and Exchange Commission, as is Cookie Cup International, Inc., a blank check company of which Mr. Merrell is the beneficial owner of 38% of the outstanding common stock. Each of these companies presents direct competition to the Company in identifying and completing a merger or acquisition transaction with a suitable business. See the heading Other Public Shell Activities of the caption Directors, Executive Officers, Promoters and Control Persons, Part I, Item 5 of this Registration Statement.

         Voting Control. Due to their ownership of a majority of the shares of the Company's outstanding common stock (approximately 90% of the outstanding voting securities of the Company are owned by Chirichua Company, David C. Merrell and Michael C. Brown), these stockholders have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Chirichua Company is solely owned by Mr. Merrell. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part I, Item 4, of this Registration Statement.

         No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Recent Sales of Unregistered Securities," Part II, Item 4, of this Registration Statement.

         In addition to the foregoing, in order to obtain a listing for its securities on the OTC Bulletin Board, the Company will need to retain a broker-dealer that is willing to act as a "market maker"

         On or about December 11, 1997, the Board of Governors of the NASD approved a proposal to allow only companies that report their current financial information to the Securities and Exchange Commission to have their securities quoted on the OTC Bulletin Board. Because the Company became subject to the periodic reporting requirements of the Commission upon the effective date of their 10-SB Registration Statement, management believes that the Company will be in compliance with this provision if it is approved by the Securities and Exchange Commission. However, in the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

         Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

         There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD.

         Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products and Services.
--------------------------------

         The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

         Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker-dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

         None; not applicable.

Competitive Business Conditions.
--------------------------------

         Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

        None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

        None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

        None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

        Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

        The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

        The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

        None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

        None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

        None.

Item 2.  Description of Property.
--------------------------------

        The Company has no assets, property or business; its principal executive office address and telephone number are the home address and telephone number of its President, David C. Merrell, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Utah, and with preparing this Registration Statement and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Merrell of providing the use of his home and telephone have been minimal.

Item 3.  Legal Proceedings.
--------------------------

        The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

        There has never been any established "public market" for shares of common stock of the Company. The Company has submitted for quotation of its common stock on the OTC Bulletin Board of the NASD; however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management may have a substantial adverse impact on any such public market, and all of the current and former members of management have already satisfied the "holding period" requirement of Rule 144.

Holders
-------

        The number of record holders of the Company's common stock as of the year ended December 31, 1998 was approximately 87; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of April 12, 1999, there were approximately 87 stockholders. See Part III, Item 11, for information regarding these holdings.

Dividends
---------

        The Company has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

        The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such venture.

        During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length
transaction.   As of the date of this Registration Statement, the Company has not actively begun to seek any such venture.

        Although the Company is not currently contemplating the borrowing of any funds from members of management or principal stockholders, it is expected that any such loan would be payable upon demand of the creditor and that demand would not be made until such time (if ever) as the Company is able to repay such debt. The Company does not anticipate that loan repayment by any merger or acquisition target company will be a criterion in determining whether to complete a transaction with such a company. In the event that the Company is unable to repay any such loan in cash, it may arrange for repayment in the form of common stock.

Results of Operations
---------------------

        The Company has had no revenues for over five years. For the years ended December 31, 1998 and 1997, the Company had net losses in the amount of ($10,869) and ($4,136), respectively.

Liquidity
---------

        The Company had no material assets during the years ended December 31, 1998, and liabilities of $9,881 for the year ended December 31, 1998. The Company had a capital contribution of $3,033 by a principal stockholder in 1998 and $2,991 was contributed in 1997 by the same stockholder.

Year 2000.
---------

            Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Item 7.  Financial Statements.
-----------------------------

For the periods ended December 31, 1998 and 1997

     Independent Auditors' Report

     Balance Sheet for the year ended December 31, 1998

     Statements of Operations for the years ended
          December 31, 1998 and 1997

     Statements of Stockholders' Equity (Deficit)
          From inception through December 31, 1998

     Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

     Notes to the Financial Statements

                        AMCI INTERNATIONAL, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                            December 31, 1998

                        INDEPENDENT AUDITORS  REPORT


      The Board of Directors
      AMCI International, Inc.
      (A Development Stage Company)
      Salt Lake City, Utah

      We have audited the accompanying balance sheet of AMCI International, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended December 31, 1998 and 1997 and from inception on July 26, 1983 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMCI International, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on July 26, 1983 through December 31, 1998 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
March 9, 1999

                        AMCI INTERNATIONAL, INC.
                      (A Development Stage Company)
                              Balance Sheet
                                 ASSETS
                                                     December 31,
                                                         1998
CURRENT ASSETS

 Cash                                                $   -

  Total Current Assets                                   -

  TOTAL ASSETS                                       $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $    9,881

  Total Current Liabilities                               9,881

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 1,471,391 shares issued
  and outstanding                                         1,471
 Additional paid-in capital                              73,654
 Deficit accumulated during the development stage       (85,006)

  Total Stockholders  Equity (Deficit)                   (9,881)

  TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT) $    -

                        AMCI INTERNATIONAL, INC.
                     (The Development Stage Company)
                        Statements of Operations
                                                    From
                                                Inception on
                                                  July 26,
                            For the Years Ended 1983 Through
                                December 31,    December 31,
                            1998         1997       1998
REVENUES                    $    -       $      -    $      -

EXPENSES                      10,869          4,136      85,006

NET LOSS                    $(10,869)    $   (4,136) $  (85,006)

BASIC LOSS PER SHARE OF
 COMMON STOCK               $  (0.01)    $    (0.00)

                            AMCI INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      3,033           -

Net loss for the year ended
 December 31, 1998                    -        -        -         (10,869)

Balance, December 31, 1998      1,471,391  $ 1,471  $73,654     $ (85,006)

                        AMCI INTERNATIONAL, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                                                    From
                                                Inception on
                                                  July 26,
                            For the Years Ended 1983 Through
                                December 31,    December 31,
                            1998         1997       1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                   $(10,869)   $ (4,136)   $  (85,006)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
 Contributed capital for
  expenses                     3,033       2,991         7,944
 Stock issued for services       -           -          42,181
 Increase (decrease) in
  accounts payable             7,836       1,145         9,881

  Net Cash Used by Operating
  Activities                     -           -         (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES                      -           -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock
 for cash                        -           -          25,000

  Net Cash Provided by Financing
   Activities                    -           -          25,000

NET INCREASE (DECREASE) IN CASH  -           -             -

CASH AT BEGINNING OF PERIOD      -           -             -

CASH AT END OF PERIOD       $    -       $   -        $    -

CASH PAID FOR:

 Interest                   $    -       $   -        $    -
 Income taxes               $    -       $   -        $    -

NON-CASH FINANCING ACTIVITIES

 Contributed capital for
 expenses                   $  3,033     $ 2,991      $  7,944
 Common stock issued for
 services                   $    -       $   -        $ 42,181

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1998

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

        d. Provision for Taxes

        At December 31, 1998, the Company had net operating loss carryforwards of approximately $58,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

NOTE 3 - STOCK TRANSACTIONS

        On June 15, 1996, the Company issued 200,000 shares common stock for services rendered valued at $40,000.

        On November 1, 1996, the Board of Director approved a 200 for 1 reverse stock split and issued 1,227,088 shares of post split common stock for services rendered, valued at $1,227. The reverse stock split has been applied retroactively to the financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

      No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1998, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

David C. Merrell   Director and              5/96                *
                   President

Michael C. Brown   Director and              5/96                *
                   Secretary/
                   Treasurer

Term of Office
--------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in December of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

         David C. Merrell, President and a director. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

         Michael C. Brown, Secretary/Treasurer and a director. Mr. Brown earned a Bachelor's Degree in accounting from the University of Utah. He has been employed in the Food Industry for the past 10 years, and since 1993, he has been employed by Albertsons Food Stores.

Family Relationships
--------------------

         There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3's were filed with the Securities and Exchange Commission on September 11, 1998. To the knowledge of management, all reports required to be filed by members of management and others under Section 16(a) have been timely filed.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

David C.
Merrell,    12/31/97    0     0     0     0      0     0   0
President,  12/31/98    0     0     0     0      0     0   0
V.P. and
Director

Michael C.
Brown       12/31/97    0     0     0     0      0     0   0
Secretary/  12/31/98    0     0     0     0      0     0   0
Treasurer,
Director


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1998 or 1997, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1998, and to the date hereof:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address                        12/31/98           today

Chiricahua Company                   1,177,088*  79.9%   1,177,088*  79.9%
9005 Cobble Canyon Ln.
Sandy, Utah  84093

          * Chiricahua Company is a "doing business as" name of David C. Merrell, the President and a director of the Company. Chiricahua Company is engaged in business consulting, particularly in the area of mergers and acquisitions. Mr. Merrell also owns 50,000 shares personally and Corie Merrell, Mr. Merrell's wife, owns 50,000 shares, which are deemed to be beneficially owned by Mr. Merrell, all of which are not included in the above computation.

Security Ownership of Management.
---------------------------------

      The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1997 and 1998, and to the date hereof:

                                   Number and Percentage
                               of Shares Beneficially Owned

Name and Address                        Then and now

David C. Merrell (1)                  1,277,088   86.7%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Michael C. Brown                         50,000    3.3%
4065 S. 510 E. No 1G
Salt Lake City, Utah 84017

          (1) Includes 1,177,088 shares of common stock of the Company owned by Chiricahua Company, and 50,000 shares owned by Corie Merrell, Mr. Merrell's wife.

Changes in Control
------------------

         There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
---------------------------------------

          During the years ended December 31, 1998 and 1997, there have been no material transactions between any director, executive officer, five percent stockholder or promoter of the Company.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------
         None.
                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                            Where Incorporated
                                            In This Report

         10-SB Registration Statement         Item I **

            Initial Articles of Incorporation
             dated July 26, 1983

            By-laws

            Certificate of Amendment to
             Articles of Incorporation dated
             August 28, 1985
             respecting name change

        10-SB-A1 Registration Statement      Item I**

        10-SB-A2 Registration Statement      Item I**

        10-SB-A3 Registration Statement      Item I**

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMCI INTERNATIONAL, INC.

Date: 4/13/99                            By:/s/ David C. Merrell
     --------                                ------------------------
                                             David C. Merrell, Director
                                             and President

Date: 4/14/99                            By: /s/ Michael C. Brown
     --------                                ------------------------
                                             Michael C. Brown, Director
                                             Secretary/Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   AMCI INTERNATIONAL, INC.


Date: 4/13/99                            By:/s/David C. Merrell
     --------                                ------------------------
                                             David C. Merrell, Director
                                             and President

Date: 4/14/99                            By: /s/ Michael C. Brown
     --------                                ------------------------
                                             Michael C. Brown, Director
                                             Secretary/Treasurer