Form 10QSB
period 1999-03-31
AMCI INTERNATIONAL INC
filed 1999-05-17
CIK 1063293

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-24459
                                            ---------

                           AMCI INTERNATIONAL, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                              59-2159271
         ----                                              ----------
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

                                March 31, 1999

                          Common - 1,471,391 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

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

                          AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets
                             ASSETS
                                                March 31      December 31,
                                                 1999               1998
                                               (Unaudited)
CURRENT ASSETS

 Cash                                           $      -        $        -

  Total Current Assets                                 -                 -

  TOTAL ASSETS                                  $      -        $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                               $      13,907   $    9,881

  Total Current Liabilities                            13,907        9,881

  TOTAL  LIABILITIES                                   13,907        9,881

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,471,391 shares issued
  and outstanding                                       1,471        1,471
 Additional paid-in capital                            73,894       73,654
 Deficit accumulated during the development stage     (89,272)     (85,006)

  Total Stockholders' Equity (Deficit)                (13,907)      (9,881)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -         $       -

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                    From
                                                Inception on
                                 For the          July 12,
                           Three Months Ended   1996 Through
                                March 31,          March 31,
                             1999      1998         1999
REVENUES           $           -       $     -   $    -

EXPENSES                    (4,266)          -     (89,272)

NET LOSS           $        (4,266)    $     -   $ (89,272)

BASIC LOSS PER SHARE
 OF COMMON STOCK   $         (0.00)    $ (0.00)

                          AMCI INTERNATIONAL, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      3,033           -

Net loss for the year ended
December 31, 1998                     -        -        -         (10,869)

Balance, December 31, 1998      1,471,391  1,471     73,654       (85,006)

Contributed Capital                   -        -        240           -

Net loss for the three months
ended March 31, 1999
(unaudited)                           -        -        -          (4,266)

Balance, March 31, 1999
(unaudited)                     1,471,391 $1,471  $  73,894      $(89,272)

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                   From
                                                Inception on
                                 For the          July 12,
                           Three Months Ended   1996 Through
                                March 31,          March 31,
                             1999      1998          1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss              $      (4,266)  $    -   $(89,272)
  Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
   Contributed capital for
   expenses                       240        -      8,184
   Stock issued for services      -          -     42,181
   Increase (decrease) in accounts
    payable                     4,026        -     13,907

     Net Cash Used by Operating
     Activities                   -         -     (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -         -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for
  cash                            -         -      25,000

   Net Cash Provided by Financing
    Activities                    -         -      25,000

NET INCREASE (DECREASE)
 IN CASH                          -         -           -

CASH AT BEGINNING OF PERIOD       -         -           -

CASH AT END OF PERIOD      $      -    $    -      $    -

CASH PAID FOR:

  Interest                 $      -    $    -      $    -
  Income taxes             $      -    $    -      $    -

NON-CASH FINANCING ACTIVITIES

  Contributed capital for
  expenses                 $    240    $    -     $  8,184
  Common stock issued for
  services                 $      -    $    -     $ 42,181

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
             March 31, 1999 and December 31, 1998

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

        d. Provision for Taxes

        At March 31, 1999, the Company had net operating loss carryforwards of approximately $58,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last quarter or the past two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

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

     At March 31, 1999, the Company had $0 in assets and $13,907 in liabilities. The Company had no revenues for the three months ended March 31, 1999 and 1998, with $4,266 and $0 in expenses, for net losses of ($4,266) and $0, respectively.

Liquidity
---------

     At March 31, 1999, the Company had no current assets, with total current liabilities of $13,907. Total stockholder's equity was ($13,907).
A stockholder contributed to capital $240 in the first quarter of 1999 and in 1998 that same stockholder contributed $3,033.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMCI INTERNATIONAL, INC.



Date: 5/17/99                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        AMCI INTERNATIONAL, INC.



Date: 5/17/99                            By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 5/17/99                            By/s/Michael C. Brown
     --------                            ------------------------------------
                                         Michael C. Brown
                                         Secretary/Treasurer and Director