Form 10QSB
period 1999-06-30
AMCI INTERNATIONAL INC
filed 1999-08-16
CIK 1063293

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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

                                June 30, 1999

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

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              June 30, 1999 and December 31, 1998

AMCI INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

                             ASSETS

                                                 June 30,       December 31,
                                                  1999             1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                            $      -        $       -

          Total Current Assets                          -                -

          TOTAL ASSETS                           $      -        $       -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                            $   13,854      $  9,881

          Total Current Liabilities                  13,854         9,881

          TOTAL LIABILITIES                          13,854         9,881

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock: 50,000,000 shares authorized
      of $0.001 par value, 1,471,391 shares issued
      and outstanding                                 1,471         1,471
     Additional paid-in capital                      74,894        73,654
     Deficit accumulated during the development
     stage                                          (90,219)      (85,006)

          Total Stockholders' Equity (Deficit)      (13,854)       (9,881)

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                    $        -       $     -

                    AMCI INTERNATIONAL, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the         For the        July 26,
                            Three Months Ended Six Months Ended 1983 Through
                                   June 30,        June 30,       June 30,
                              1999       1998  1999       1998     1999
REVENUES                   $      -     $    -  $     -  $     -   $    -

EXPENSES                          947      8,565    5,213    8,565   90,219

NET INCOME                 $     (947)  $ (8,565)$ (5,213)$ (8,565)$(90,219)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK                     $    (0.00)  $  (0.00)$  (0.00)$  (0.00)

BASIC WEIGHTED AVERAGE
 OF SHARES OUTSTANDING      1,471,391  1,471,391 1,471,391 1,471,391

                          AMCI INTERNATIONAL, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      3,033           -

Net loss for the year ended
December 31, 1998                     -        -        -         (10,869)

Balance, December 31, 1998      1,471,391  1,471     73,654       (85,006)

Contributed capital (unaudited)       -        -      1,240           -

Net loss for the six months ended
 June 30, 1999 (unaudited)            -        -        -          (5,213)

Balance, June 30, 1999
 (unaudited)                    1,471,391 $1,471  $  74,894    $  (90,219)

                         AMCI INTERNATIONAL, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                              (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the         For the        July 26,
                            Three Months Ended Six Months Ended 1983 Through
                                   June 30,        June 30,       June 30,
                              1999       1998  1999       1998     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                $   (947)   $(8,565)  $(5,213) $(8,565) $(90,219)
  Adjustments to reconcile
  net loss to net cash used
  by operating activities:
    Contributed capital
    for expenses             1,000      1,747     1,240    1,747     9,184
    Stock issued for services   -         -         -        -      42,181
    Increase (decrease) in
    accounts payable           (53)     6,818     3,973    6,818    13,854

     Net Cash Used by
     Operating Activities       -         -         -        -     (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                    -         -         -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock
  for cash                      -         -         -        -      25,000

   Net Cash Provided by
   Financing Activities         -         -         -        -      25,000

NET INCREASE (DECREASE)
 IN CASH                        -         -         -        -         -

CASH AT BEGINNING OF PERIOD     -         -         -        -         -

CASH AT END OF PERIOD    $      -    $    -    $    -    $   -   $     -

CASH PAID FOR:

  Interest               $      -    $    -    $    -    $   -   $     -
  Income taxes           $      -    $    -    $    -    $   -   $     -

NON-CASH FINANCING ACTIVITIES

  Contributed capital
  for expenses           $    1,000  $  1,747  $  1,240  $ 1,277 $  9,184
  Common stock issued
  for services           $      -    $    -    $    -    $   -   $ 42,181

                     AMCI INTERNATIONAL, INC.
                  (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


NOTE 1 - ORGANIZATION AND HISTORY

       The Company was incorporated on July 26, 1983 under the laws of State of Utah as HJK, Ltd. The purpose of the business was to acquire and operate or lease natural resource properties and engage in mining, milling, production, buying and developing natural resource properties. On August 16, 1985 the Company issued 27,000 shares common stock to acquire 100% of the common stock of AMCI International, Inc. (AMCI). AMCI was engaged in manufacturing and selling quality furniture. The subsidiary was involuntarily dissolved on December 31, 1987.
       Presently, the Company is seeking a new business opportunity.

       a. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

       b. Cash and Cash Equivalents

       Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

       c. Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

       d. Provision for Taxes

       At June 30, 1999, the Company had net operating loss carryforwards of approximately $89,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

     At June 30, 1999, the Company had $0 in assets and $13,854 in liabilities. The Company had no revenues for the three months ended June
30, 1999 and 1998, with $947 and $8,565 in expenses, for net losses of ($947) and ($8,565), respectively.

Liquidity
---------

     At June 30, 1999, the Company had no current assets, with total current liabilities of $13,854. Total stockholder's equity was ($13,854). A stockholder contributed to capital $1,240 in 1999 and in 1998 that same stockholder contributed $3,033.

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

                                       AMCI INTERNATIONAL, INC.



Date: 8/13/99                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        AMCI INTERNATIONAL, INC.



Date: 8/13/99                            By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 8/13/99                            By/s/Michael C. Brown
     --------                            ------------------------------------
                                         Michael C. Brown
                                         Secretary/Treasurer and Director