Form 10QSB
period 1999-09-30
AMCI INTERNATIONAL INC
filed 1999-11-09
CIK 1063293

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
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

                             September 30, 1999

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

                                  AMCI
                           INTERNATIONAL, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                September 30, 1999 and December 31, 1998

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                 ASSETS

                                         September 30,  December 31,
                                         1999              1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   -       $   -

          Total Current Assets               -           -

          TOTAL ASSETS                   $   -       $   -

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                   $22,624      $ 9,881

          Total Current Liabilities      22,624        9,881

          TOTAL LIABILITIES              22,624        9,881

STOCKHOLDERS  EQUITY (DEFICIT)

     Common stock: 50,000,000 shares
     authorized of $0.001 par value,
     1,471,391 shares issued
     and outstanding                      1,471        1,471
     Additional paid-in capital          75,348       73,654
     Deficit accumulated during the
     development stage                  (99,445)     (85,006)

          Total Stockholders  Equity
          (Deficit)                     (22,624)      (9,881)

          TOTAL LIABILITIES AND
          STOCKHOLDERS EQUITY
          (DEFICIT)                   $     -      $     -

                                  AMCI
                           INTERNATIONAL, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                               From
                                                            Inception on
                          For the         For the             July 26,
                     Three Months Ended  Nine Months Ended  1983 Through
                         September 30,     September 30,    September 30,
                     1999         1998    1999      1998       1999
REVENUES            $     -     $     -    $   -    $     -  $     -

EXPENSES                9,224         577   14,437      9,142   99,443

NET INCOME          $  (9,224)  $    (577)$(14,437) $  (9,142)$(99,443)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK              $   (0.00)  $   (0.00)$  (0.01) $   (0.00)

BASIC WEIGHTED AVERAGE
 OF SHARES OUTSTANDING 1,471,391 1,471,391 1,471,391 1,471,391

                                      AMCI
                               INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                  Additional      During the
                                  Common Stock      Paid-In     Development
                                Shares    Amount    Capital        Stage
At inception on July 26, 1983         -   $    -    $   -        $    -

Common stock issued for services
 at $0.20 per share                 4,772      5        949           -

Common stock issued for cash
 at approximately $2.00 per share  12,500     12     24,988           -

Common stock issued to
 acquire subsidiary recorded at
 predecessor cost of $0.00         27,000     27        (27)          -

Net loss from inception July 26,
 1983 to December 31, 1994            -        -        -         (27,155)

Balance, December 31, 1994         44,272     44     25,910       (27,155)

Net loss for the year ended
 December 31, 1995                    -        -        -            (100)

Balance, December 31, 1995         44,272     44     25,910       (27,255)

Common stock issued for services
 at approximately $0.03 per
 share                          1,427,088  1,427     39,800           -

Stock split adjustment                 31      -        -             -

Contributed capital                   -        -      1,920           -

Net loss for the year ended
 December 31, 1996                    -        -        -         (42,746)

Balance, December 31, 1996      1,471,391  1,471   $ 67,630     $ (70,001)

Contributed capital                   -        -      2,991           -

Net loss for the year ended
 December 31, 1997                    -        -        -          (4,136)

Balance, December 31, 1997      1,471,391  1,471     70,621       (74,137)

Contributed Capital                   -        -      3,033           -

Net loss for the year ended
December 31, 1998                     -        -        -         (10,869)

Balance, December 31, 1998      1,471,391  1,471     73,654       (85,006)

Contributed capital (unaudited)       -        -      1,694           -

Net loss for the nine months ended
 September 30, 1999 (unaudited)       -        -        -         (14,437)

Balance, September 30, 1999
 (unaudited)                    1,471,391 $1,471  $  75,348    $  (99,443)

                                      AMCI
                               INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                               From
                                                            Inception on
                          For the         For the             July 26,
                     Three Months Ended  Nine Months Ended  1983 Through
                         September 30,     September 30,    September 30,
                     1999         1998    1999      1998       1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss            $ (9,224)  $ (577)   $ (14,437)$ (9,142) $ (99,443)
  Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
   Contributed capital
   for expenses            454      702        1,694    2,449      9,638
   Stock issued for
   services                -        -            -        -       42,181
   Increase (decrease)
   in accounts payable   8,770     (125)      12,743    6,693     22,624

    Net Cash Used by
    Operating
    Activities             -        -            -        -      (25,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:               -        -            -        -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock
  for cash                 -        -            -        -       25,000

   Net Cash Provided by
   Financing Activities    -        -            -        -       25,000

NET INCREASE (DECREASE)
 IN CASH                   -        -            -        -          -

CASH AT BEGINNING OF
PERIOD                     -        -            -        -          -

CASH AT END OF PERIOD   $  -     $  -         $  -     $  -      $   -

CASH PAID FOR:

  Interest              $  -     $  -         $  -     $  -      $   -
  Income taxes          $  -     $  -         $  -     $  -      $   -

NON-CASH FINANCING ACTIVITIES

  Contributed capital
  for expenses          $ 454    $  702       $1,694   $2,449    $ 9,638
  Common stock issued
  for services          $  -     $  -         $  -     $  -      $42,181

                         AMCI INTERNATIONAL, INC.
                       (A Development Stage Company)
                   Notes to the Financial Statements
                 September 30, 1999 and December 31, 1998

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

       d. Provision for Taxes

       At September 30, 1999, the Company had net operating loss carryforwards of approximately $99,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

     At September 30, 1999, the Company had $0 in assets and $22,624 in liabilities. The Company had no revenues for the three months ended September 30, 1999 and 1998, with $9,224 and $577 in expenses, for net losses of ($9,224) and ($577), respectively.

Liquidity
---------

     At September 30, 1999, the Company had no current assets, with total current liabilities of $22,624. Total stockholder's equity was ($22,624). A stockholder contributed to capital $1,694 in 1999 and in 1998 that same stockholder contributed $3,033.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          Effective October 26, 1999, the Company acquired certain assets from OSCM-OneStop.com, Inc., a Florida corporation ("OSCM"), in exchange for 2,207,898 "restricted securities" (common stock) of the Company, amounting to 60% of the post-acquisition outstanding securities of the Company; and then, effective October 27, 1999, a forward split of 5.435034 for one was completed, which increased the post-acquisition outstanding securities of the Company to 20,000,000 shares. A copy of the News Release respecting this acquisition is attached hereto and incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

Exhibit No.              Description

    99              News Release

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMCI INTERNATIONAL, INC.



Date: 11/3/99                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        AMCI INTERNATIONAL, INC.



Date: 11/3/99                            By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 11/3/99                            By/s/Michael C. Brown
     --------                            ------------------------------------
                                         Michael C. Brown
                                         Secretary/Treasurer and Director