Form 10KSB40
period 1999-12-31
AMCI INTERNATIONAL INC
filed 2000-05-18
CIK 1063293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission file number 000-24459

                                SHOPSS.COM, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                        UTAH                                59-2159271
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)

                   115 NEWTOWN ROAD
                    PLAINVIEW, NY                            11803
        (Address of principal executive offices)           (Zip Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

/X/ Yes      / /  No

Indicate by check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for the year ended December 31, 1999 were $2,939,472.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 11, 2000 was approximately $1,178,000.

There were 19,200,000 shares outstanding of registrant's common stock as of May 11, 2000.

The following documents are incorporated by reference into this report:  NONE.

Transitional Small Business Disclosure Format: / / Yes     /X/  No

Documents Incorporated by reference:  None

     This Annual Report contains certain forward looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this registration statement, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements. See "Description of Business", and "Management's Discussion and Analysis or Plan of Operations."


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Immediately prior to October 27, 1999, Shopss.com, Inc. (the "Company") was an inactive public company. Effective October 27, 1999 (the "Closing Date"), pursuant to an Asset Purchase Agreement, the Company purchased from OSCM One Stop Com, Inc. ("OSCM") the following assets (the "Acquired Assets"): (a) an 80% ownership interest in CCM Computer Accessories, Inc. ("CCM"); (b) all rights to the option to purchase the remaining 20% ownership interest in CCM; and (c) all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including, all software, websites and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the Acquired Assets, the Company issued to OSCM 12,000,000 shares (representing approximately 60% of its outstanding shares after giving effect to the transaction) of its Common Stock. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle (which has not yet been executed) between the Company and OSCM (a) a clarification was made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by an OSCM subsidiary in Israel;
(b) any obligation of the Company to pay cash for the Acquired Assets was extinguished; and (c) the holdings of OSCM in the Company were adjusted by reducing the number of shares of Common Stock owned by OSCM from 12,000,000 shares to 1,000,000 shares with a warrant in favor of OSCM to purchase up to 3,000,000 additional shares of the Company's Common Stock and (d) the Company agreed to extinguish all liabilities owed by OSCM to the Company (approximately $1.6 million through May 12, 2000). Immediately after the closing of the purchase of the Acquired Assets, the Company effected a forward split of
5.435034 for one.

     After the closing of the purchase of the Acquired Assets, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. In view of financial difficulties experienced by OSCM, OSCM was unable to provide working capital and also was unable to pay the Company for such computer equipment which had been delivered by OSCM to the Company. As of the date of this Form 10- KSB, the Company is insolvent and its ability to continue in business will depend on the raising of additional capital, either in the form of debt or equity, or a combination thereof. However, no assurance can be given that the Company will be successful in raising additional capital or remaining in business. Management of the Company believes that its ability to raise any capital will be dependent upon the acquisition of complimentary businesses, particularly in the internet telephony business. While the Company has identified several targets, it has been unsuccessful to date in reaching any agreement. The description of the business set forth below is a description of the business previously conducted by the Company after the Closing Date. However, in view of the current financial condition of the Company, the Company has ceased operations pending resolution of its financial difficulties.

BUSINESS OPERATIONS

         The Company has been an electronic commerce and internet services company that maintains an internet destination (URL) called "shopss" located at www.shopss.com. The shopss website offers goods and services for sale through its website. Shopss is a shopping club which offers committed members the ability to purchase a variety of products and services and have them shipped from the Shopss fulfillment centers directly to the members.

     The Company also has been the distributor of the "Phone-Ominal" long distance telephone service. This flat rate long distance telephone service was offered to residential customers only in the US. This service offered unlimited telephone service for calls throughout the US, Canada and Puerto Rico utilizing the Voice over Internet (VoIP) technology, a new technology in telephony. Phone-Ominal was introduced in February 2000 at an introductory rate of $9.95 per month.

     From 1992 to 1999, CCM generated the majority of its revenues from PC manufacture and PC system integration sales and service. The Company has utilized CCM's PC manufacturing expertise as part of the membership offering for the Shopss website. The concept was to give members a "tool" they can use to facilitate on line shopping; not unlike a telephone for TV shopping and to grow the membership base.

     The Company has derived the majority of its revenues from the Web site sales primarily from the Phone-Ominal telephone services. If the Company is able to raise sufficient capital to remain in business, management believes that its future revenues will include the sources mentioned as well as revenue derived from expanding Phone-ominal and telephony products and by expanding the products and services offered on the Shopss Internet website. During 1999, the Company generated revenues of $2,939,472. The Company generated revenues of $1,248,823 in 1998. If the Company is able to raise sufficient capital to remain in business the Company will also focus on other profitable services such as designing and hosting other business web sites and offering its eCommerce development and hosting expertise. The Company presently hosts several web sites that it has designed and developed.

     If the Company is able to raise sufficient capital to remain in business, the Company's primary mission will be to grow the VoIP telephony network. This will be achieved by offering the shopss.com members the service at a discounted rate, adding marketing campaigns to attract new customers, and offer present customers bonuses for bringing new customers to the service. The Company hopes to expand its VoIP technology based upon traffic growth.

     The Company's secondary mission will be to maintain and expand its Electronic Commerce services where businesses and consumers go to engage in the purchase of telephony products as well as goods, services and information. Since the Company has developed an Ecommerce solution, its business plan is to sell Ecommerce web site development and hosting to businesses looking to enter the Ecommerce marketplace.

INTERNET COMMERCE

     The Internet is a world wide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Internet appliances" designed for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets.

     The term "Internet commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities.

INTERNET TELEPHONY

     An innovative and rapidly developing industry is the Voice over Internet
(VoIP). This emerging technology in an alternative to traditional long distance service carriers. The Company's Phone-ominal service offered (and assuming the successful raising of the necessary working capital, will offer) a cost effective way to call long distance in the continental United States. Other products may include long distance calling cards using similar technology. Assuming sufficient working capital, the Company intends to market these and other telephony products on its wehsite www.shopss.com.

     This technology is implemented by installed VoIP gateways which are pc's with specialized communication boards and custom software to route the voice traffic. The Company's initial product was introduced at a flat rate of $9.95 per month. Assuming sufficient working capital, the Company intends to increase the flat rate to $24.95 - $29.95 with the next upgrade.

HOW ACTIVITY IS TRACKED

     There are three different methods to measure Internet activity for a particular Web site. The first method is to count the number of "hits" on the site. Hits refers to the total number of files retrieved from a Web page. These files can either be text documents, executable files (i.e., downloaded programs), or graphic images. A file is deemed a hit whether it is simply accessed or actually downloaded. Depending on how much activity is generated, a single visitor to Shopss.com could result in numerous hits.

     The second method of measuring activity on a Web site is to count "impressions." Impressions usually refer to the total number of banners or pages imposed into a user's line of sight. Because items creating impressions may change while a viewer is still viewing a single page, more impressions than visitors may be generated by a Web page.

     A third method of measuring activity is to count the number of "visitors" to a Web site. Visitors (or accesses to a site) are the total number of people coming to a particular Web site.

INTERNET SECURITY

     One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use. The Company is not aware of any occasion in which a user's credit card was misappropriated while transacting business on Shopss.com. For a discussion of the methods of security employed by the Company, see " Shopss.com Security."

SHOPSS.COM

     The Company has maintained an internet web site called Shopss.com located on the World Wide Web at www.shopss.com. The following is a description of the site and business plan for the site which the Company hopes to implement if it can raise sufficient capital. Currently, the site is not operational in view of the Company's financial difficulties. Upon accessing the Shopss website, an Internet user is introduced to the home page. The home page provides the users with various options: sign up as a member, shop in various stores, or purchase various services offered on the site, such as Phone-Ominal. A link is provided for direct no hassle Phone-Ominal registration. The products offered are shipped directly from our fulfillment centers and a link is provided. Products presently include groceries, computer accessories, perfumes, stationery, toys, etc., but the new goal is to become a more specialized product site. It is anticipated that the Company will be able to link directly into its warehouse offering for our members. Members receive additional Shopss benefits such as free shipping, various coupon savings bonuses and other club advantages. Members are charged through the Company's secure credit card system and need not be concerned about credit card fraud.

     The Shopss.com directory lists products and services by categories and allows users to perform global searches of the entire Shopss.com site. A viewer who wishes to purchase items offered on Shopss.com need only submit an order online and enter a credit card number.

     In addition to purchasing products, the member had been able to sign up for the Phone-Ominal VoIP service. This offering increased the Company's membership group beyond the traditional shopper. With adequate working capital, Company intends to expand on its telephony product line.

     When a member signs up with Shopss, it has been required that the member accept one email per day from Shopss. The Company currently maintains approximately 25,000 eMail addresses on this list. The list has been updated frequently and has been used to notify Shopss.com users to special manufacturer discounts, Shopss membership discounts and other news on all its offerings both products and services.

     To further increase the membership, the Company intends to offer other internet appliance solutions together with shopping minimums which the Company expects to result in increased shopping and an increased membership base.

     In the past the Company focused on increasing membership and improving its website design; focusing on ease of shopping/viewing. Assuming sufficient working capital, the Company plans on deriving the majority of its revenue by expanding its products and services and focusing its web design services.

WEB SITE SALES AND MAINTENANCE FEES

     A Web site is a business' online presence or electronic store and has two fundamental roles. First, it is an advertising medium for products and/or services. Second, it is a medium for engaging in

Internet commerce by allowing the Company to sell goods and services to Internet users. The Company has sold specialized design websites and eCommerce solutions. The Company also has received revenue in the form of fees for setting up a Web site and from yearly maintenance or hosting fees.

     The Company's fee structure is based on the sophistication of the design of the web site and number of pages hosted. This fee pays for "space" on the Company's servers and technical support from the Company. During 1999, the Company expanded its services to eCommerce solutions.

     The Company's technology staff has performed billable services such as design and development work for New York Metro business customers and full corporate site development. Fees for these services have been billed by the hour or by the project. This staff works directly with the customer to develop the web site.

     The Company has built its Web sites utilizing various web and graphic tools available on the open market. Basic Web sites contain text of various fonts and font sizes as well as simple images. Enhanced sites contain more advanced text, images, forms and tables that are generated through the use of Java applets (a small computer application written in the Java language that is downloaded to a browser), JavaScripting (a language that is interpreted by Web browsers and used to enhance content that is downloaded to a browser), and similar tools. Fully customized Web sites contain features similar to those contained in enhanced Web sites but require several sophisticated design and programming resources. The Company anticipates that as demand grows for the more sophisticated eCommerce web sites, it will grow this service if sufficient working capital is available.

SHOPSS.COM SECURITY

     The Company's current electronic commerce service includes the use of secure sockets layer (SSL) protocol. SSL supports a fully DES 40 bit encrypted session between the Web browser and the Web server. The Company offers additional security by passing the users' personal information from the Shopss secure server to the merchants' secured gateway. The Company utilizes Verisigns secure certificate to provide assurance to the members that the site is secure. The Verisign certificate also provides the member against economic loss of up to $25,000 resulting from theft, corruption, or impersonation. For further security protection all membership databases are located behind a Firebox II firewall. These security methods provide a high level of encryption protection for users' credit card numbers, bank account numbers, and other member information. To the Company's knowledge, it has never experienced any significant problems with security. However, there can be no assurance that the Company will never experience such a problem.

TECHNICAL INFRASTRUCTURE

     The Company's infrastructure includes 7 Microsoft NT 4.0 servers all running the latest hot patches and service packs released, providing Microsoft's highest security levels. To further protect the intranet and internet servers, the Company utilizes antivirus software. All company administrative functions including billing and member services rely on this network. Two servers manage all external Internet communications. All web related servers are Intel based Xeon and Pentium technology running the latest releases of Microsoft Internet Information Server (IIS) software version 4.0. All data utilizes hardware and software level Raid technology. The Company utilizes Ipswitch's Imail software for all Email functions.

     The Company's servers access the internet via multiple T1 lines utilizing BGP communication technology for T1 backup redundancy. The web servers rely on the Firebox II hardware for firewall protection against illegal entry.

     The Company's computer room is secured and alarmed and is supported by a 24/7 support system. The system utilizes standard monitoring and notification software. An APC Matrix battery backup system offers up to 7 hours of available power in case of electrical outages. The system data is backed up daily via an Exabyte DAT tape backup system utilizing Veritas software. A weekly master is kept offsite for Disaster Recovery. Other tapes are kept in a media fireproof safe.

     The Company's management believes that the Company can quickly and inexpensively upgrade this system as it becomes necessary assuming that adequate working capital is available.

SALES AND MARKETING

    The Company's sales and marketing activities have been conducted in several ways:

INTERNAL SALES FORCE

     The Company has employed several full time salaried salespeople whose primary responsibility has been to attract end user shoppers through various organizations such as charities, benevolent associations, unions, etc. These organizations bring a membership base to the Company for the purpose of shopping and Phone-Ominal sales.

INDEPENDENT SALES CONSULTANTS

     The Company has several reseller agreements, primarily focused on the reselling of the Phone-Ominal telephony service. These are well established companies in the business of reselling telephony services.

MARKETING MEDIA

     The Company has marketed its web site and telephony products through a mix of print, radio and Internet advertising media. The advertising is directed at the consumer inviting them to become members of both the shopping and telephony products. Assuming adequate working capital, the next approach will be to market in the B to B (business) arena.

INDUSTRY AND COMPETITIVE CONSIDERATIONS

     NATURE OF MARKET. There is a lack of proven business models with respect to the generation of revenues from the sale of commercial or informational sites on the Internet. Even if the Company obtains adequate working capital, it is impossible to predict whether the Company will be successful in establishing itself as a viable sales outlet, or that consumers will purchase products in sufficient quantities for the Company to generate positive cash flow. In addition, Internet users are faced with a multitude of options while online which involve shopping and other activities. There can be no assurance that a significant number of Internet users will become comfortable in engaging in online commerce.

     Voice over Internet (VoIp) is a newer technology which may attract more customers due to the attractive pricing structure. As the Company grows its VoIp network the costs to run this network will diminish. It is important to keep this technology upgraded to handle the growing telephony traffic. There are no proven business models which can predict the growth of this technology.

     CHANGING TECHNOLOGY. Internet advertising and commerce is a new, intensely competitive, rapidly evolving industry which is subject to rapid technological change. The success of the Company will depend, in part, upon the ability of the Company to keep abreast of technological changes that are evolving with the Internet and electronic commerce in general.

     OTHER TELEPHONY PRODUCTS. An innovative and rapidly developing industry is the Voice over Internet (VoIP). This emerging technology in an alternative to traditional long distance service carriers. The Company's Phone-ominal service has been offered as a cost effective way to call long distance in the United States, Canada and Puerto Rico. Assuming the availability of adequate working capital, other products will include long distance calling cards using similar technology.

     OTHER INTERNET MALLS AND SITES. There are many other sites on the Web that call themselves "Internet shopping malls." However, the Company believes that the majority of them are small search engines that link to Sites hosted on another Company's server. These "search engine malls" sell links from their search engine malls to the other merchant's Web site. They do not typically provide Web site building services, commerce tools, or online marketing. In addition, when the user clicks on the link, the mall owner can not usually track the sale and does not, therefore, benefit from the purchases made or data collected. From the shopper's standpoint, they do not know who they are buying from and since each Web site is likely on a different server, the ordering and security varies. On Shopss.com, every purchase has been made securely and through a standardized Shopss.com ordering format. Moreover, because Shopss.com controls all ordering, multiple products can be bought from multiple stores at the same time. Management believes that this convenience and security in shopping is essential for robust online commerce.

     Other "malls" which are selling merchandise are either shopping malls (for merchant stores) or shopping clubs where the consumer has purchase power because of the group numbers or "warehouse clubs" such as Price/Costco, Sam's Club or BJ'S. The only other malls appear to be large malls such as Amazon. These malls offer products and services but do not offer the concept of membership and member benefits.

THE COMPANY'S COMPETITIVE ADVANTAGES

     If the Company is able to obtain sufficient working capital to maintain its operations, the Company believes that it may have certain competitive advantages:

     MEMBERSHIP. Through the Company's merchandizing of its eCommerce web site as a membership, the Company believes that it has carved out a niche in the Internet shopping world.

     PHONE-OMINAL SALES. The Company's ability to market a telephony product at an attractive rate may result in a competitive edge in the telephony business.

     WEB SITE BUILDING COSTS. The Company can market eCommerce solutions by utilizing the resources and tools it has acquired in developing its own eCommerce site. This may result in our ability to amortize the developmental cost by reselling eCommerce as a product solution at a competitive fee. These cost savings assist in the funding of the development of additional development tools.

EMPLOYEES

     As of May 1, 2000, the Company and its subsidiaries had a total of 12 full time employees located at 115 Newtown Road Plainview NY 11803 and a warehouse at 42-44 Cain Drive Plainview, NY 11803. None of the Company's employees are covered by an ongoing collective bargaining agreement with the Company and the Company believes that its relationship with its employees is good.

HISTORY OF THE COMPANY

     The Company was incorporated on July 26, 1983 under the laws of the State of Utah as HJK, Ltd. The purpose of the business was to acquire, operate and lease natural resource properties and engage in mining, milling, production, buying and developing natural resource properties. On August 16, 1985, the Company acquired a 100% interest in AMCI International, Inc. ("AMCI"). AMCI was engaged in manufacturing and selling quality furniture. The business acquired was involuntarily dissolved on December 31, 1987. Since that date through October 27, 1999, the Company was seeking new business opportunities. As stated above, on October 27, 1999, the Company acquired certain assets from OSCM. Prior to the Closing Date, OSCM had acquired 80% of the outstanding stock of CCM from the shareholders of CCM for $800,000 in cash and stock of OSCM. At special meeting of shareholders held on December 28, 1999, the shareholders authorized the change of the Company's name to Shopss.com, Inc.

     AMCI International, Inc. changed its name to Shopss.com, Inc. at a stockholders meeting on Dec. 27th, 1999

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company maintains all its offices in Plainview, NY. The Company leases its executive offices at 115 Newtown Road for a total of $2869 per month, which lease expires in September 2002. The Company has been leasing assembly space at 45 Cain Drive for $1581 per month which it gave up on April 28, 2000. The Company also leases warehouse space at 42 & 44 Cain Drive at a current rent of $2,390 per month, which lease expires in March 2003. The Company believes that it currently has sufficient space to carry on its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various legal proceedings in the ordinary course of business, but is aware of no legal proceedings which appear at this time as if they might have a material impact on its financial position, results of operations or business. However, the Company's advertising of its "Phone-Ominal" telephony service has been subject to an inquiry by the Council of Better Business Bureaus to which the Company has responded.


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

     At a meeting of shareholders held on December 28, 1999, the Company's shareholders approved a name change from AMCI International Inc. to Shopss.com, Inc. as well as a resolution authorizing action to be taken by shareholder consent.

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "SHPS." The following table sets forth, on a per share basis, and for the periods indicated, the high and low sales prices of the Company's common stock as reported on the OTC Bulletin Board. Such prices reflect prices between dealers in securities and do not necessarily represent actual transactions. No dividends have been declared or paid on the Company's common stock, nor does the Company intend to declare or pay any dividends on the Company's common stock in the near future. All sales prices are set forth taking into effect all stock splits, exclusive of commissions or discounts of any nature.


Fiscal Year December 31, 1998                              Price Range
-----------------------------                         -----------------------
                                                      High        Low
Quarter Ended March 31                                   -           -
Quarter Ended June 30                                    -           -
Quarter Ended September 30                               -           -
Quarter Ended December 31                                -           -


Fiscal Year December 31, 1999                              Price Range
-----------------------------                         -----------------------
                                                      High        Low
Quarter Ended March 31                                   -           -
Quarter Ended June 30                                    -           -
Quarter Ended September 30                               -           -
Quarter Ended December 31                               4.10        .30


     As of May 12, 2000, the number of security holders of record of the Company's Common Stock was 97.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION

     The following is a discussion and analysis of the Company's condition as of May 1, 2000 and the period ended December 31, 1999. It includes the past and present condition of the Company as well as future expectations. Any statements regarding the future of the Company are projections and not based on any guarantees of performance. Accordingly, actual results may differ materially from those anticipated or expressed in these statements.

OVERVIEW

     Immediately prior to October 27, 1999, the Company was an inactive public company. Effective October 27, 1999 (the "Closing Date"), pursuant to an Asset Purchase Agreement, the Company purchased from OSCM the following assets: (a) an 80% ownership interest in CCM; (b) all rights to the option to purchase the remaining 20% ownership interest in CCM; and (c) all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including, all software, websites and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the Acquired Assets, the Company issued to OSCM 12,000,000 shares (representing approximately 60% of its outstanding shares after giving effect to the transaction) of its Common Stock. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle (which has not yet been signed) between the Company and OSCM (a) a clarification was made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by a subsidiary of OSCM in Israel; (b) any obligation of the Company to pay cash for the Acquired Assets was extinguished; and (c) the holdings of OSCM in the Company were adjusted by reducing the number of shares of Common Stock owned by OSCM from 12,000,000 shares to 1,000,000 shares with a warrant in favor of OSCM to purchase up to 3,000,000 additional shares of the Company's Common Stock and (d) the Company agreed to extinguish all liabilities owed by OSCM to the Company (approximately $1.6 million). Immediately after the closing of the purchase of the Acquired Assets, the Company effected a forward split of
5.435034 for one.

     After the closing of the purchase of the Acquired Assets, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. In view of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital and also was unable to pay the Company for such equipment which had been delivered by OSCM to the Company. Accordingly, as of the date of this Form 10K-SB, the Company is insolvent and its ability to continue in business will depend on the raising of additional capital, either in the form of debt or equity, or a combination thereof. However, no assurance can be given that the Company will be successful in raising additional capital or remaining in business. Management of the Company believes that its ability to raise any capital will be dependent upon the acquisition of complimentary businesses, particularly in the internet telephony business. While the Company has identified several targets, it has been unsuccessful to date in reaching any agreement. The description of the business set forth below is a description of the business previously conducted by the Company after the Closing Date. However, in view of the current financial condition of the Company, the Company has ceased operations pending resolution of its financial difficulties.

     The Company currently presently derives the majority of its revenues from the Web site sales and the Phone-Ominal telephone services. Assuming the Company obtains adequate working capital, the Company intends to maintain these sources of revenues as well as revenue derived from expanding the products and services offered in the VoIP telephony services and on the Shopss Internet website. During 1999 the Company generated revenues of $2,939,472. The Company generated revenues of $1,248,823 in 1998. Depending on the availability of working capital, the Company is also focusing on other profitable services such as designing and hosting other business web sites and offering its eCommerce development and hosting expertise.

RESULTS OF OPERATIONS

     Results of prior periods are not necessarily indicative of the results of operations that can be expected for any future period and do not reflect the current mix of the Company's operations. Because the Company, was not engaged in the Website cCommerce business comparisons of historical results of operations may not be meaningful.

JANUARY  2000 TO PRESENT

     The Company was financed by sales on its websites, sales of its telephony service and financing from Shopss Israel. When Shopss Israel collapsed, the sources of money became unavailable. This has put Shopss.com, Inc in jeopardy of survival. As of May 1, 2000 the Company was past due on payroll. It has no operating funds available. It is past due on its payables and a skeleton staff is working with no salary to maintain the operations of the Company. The Company has a meeting on May 10th to meet with it's largest creditors to convert the debt to equity. There is no assurance at this time that this will be successful.

     The Company is presently looking for possibly strategies to survive. These include, but are not limited to, possible acquisitions with other companies in the telephony and technology markets, bridge loans, and long term financing.

     We have reduced the operating expenses by closing the 45 Cain Drive warehouse and by reducing the staff to 12 employees from a previous 45 employees. At this time we are unable to purchase and ship merchandise for the ecommerce site. The telephony service is presently down until funds are available for a deposit for additional service from the carrier.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Revenues for the fiscal year ended December 31, 1999 were $2,939,472 compared to $1,248,823 for the fiscal year ended December 31, 1998. The 235% increase was due primarily to increases in sales of Shopss.com club memberships and sales of various Web site and other Internet products. 50% of total revenues for the fiscal year ended December 31, 1999 were a result of memberships sales and 50% for systems integration sales from the established CCM customer base. 100% of the sales for the fiscal year ended December 31, 1998 resulted in the sales of systems integration and PC's manufactured by CCM.

     COST OF REVENUEs. The direct cost of revenues for the fiscal year ended December 31, 1999 was $2,436,440 compared to $1,004,117 for the fiscal year ended December 31, 1998. The 227 % increase was due primarily to increased productivity in the volume of PCs for membership growth in 1999 and the design and implementation of Shopss.com Web site.

     SELLING EXPENSES. Selling expenses for the fiscal year ended December 31, 1999 were $757,969 compared to $59,746 for the fiscal year ended December 31, 1998. The 1283% increase was primarily due to a large marketing and sales budget used to target a dramatic increase in the memberships which were first implemented in August 1999. The Company dramatically increased its Internet, print and media advertising dollars in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended December 31, 1999 were $584,262 compared to $164,376 for the fiscal year ended December 31, 1998. The 356% difference was primarily due to increases in personnel costs and other expenses related to building the infrastructure.

     INTEREST (EXPENSE), NET. Net interest expense for the fiscal year ended December 31, 1999 was $5,0480 compared to $27,176 for the fiscal year ended December 31, 1998. The decrease in interest expense was primarily due to a decrease in interest on notes payable to a stockholder and the termination of the factor agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered a loss from operations of approximately $800,000 during 1999 and had a working capital deficit of approximately $860,000 as of December 31, 1999. Subsequent to October 26, 1999, the Company had depended in substantial part on assistance from OSCM in terms of working capital and had provided OSCM with computers and other properties. Because of OSCM's financial difficulty, OSCM has been unable to provide the Company with working capital or to pay for a substantial amount of computers and other products provided. In addition, because of issues pertaining to OSCM's shopping mall in Israel, the Company incurred a substantial amount of chargebacks from its credit card issuer. As of the date of this Report, the Company is insolvent and has essentially ceased operations. The Company is actively seeking financing in the form of equity and/or debt and business opportunities to be placed into the corporate umbrella of the Company. However, there can be no assurance that such financing for completion of business opportunities will be successful.

     The Company has had discussions with its principal trade creditors pursuant to which such creditors will convert their claims to shares of Preferred Stock. Additionally, a shareholder of the Company has agreed in principal to convert to equity an aggregate amount of $353,600 owed by the Company to such shareholder.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company for the years ended December 31, 1999 and 1998 are filed herewith.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 28, 2000, the Company, dismissed Jones, Jensen & Company ("Jones") as the Company's independent accountants, and engaged Radin, Glass & Co. LLP ("Radin") as the Company's new independent accountants. The dismissal of Jones and the retention of Radin were approved by the Company's Board of Directors.

     Prior to the engagement of Radin, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

     Jones audited the Company's financial statements for the year ended December 31, 1998. Jones' reports for such period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles, except as to the ability of the Company to continue as a going concern.

     During the period from January 1, 1999 to February 28, 2000 and the year ended December 31, 1998, there were no disagreements with Jones on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jones, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended December 31, 1998 and the subsequent annual and interim periods through February 28, 2000.

     The 1998 financial statements included in this filing were not audited by Jones, since such 1998 financial statements present the financial statements of the successor entity as a result of a reverse merger. The successor financial statements for 1998 have been presented as unaudited. Audited financial statements for 1998 will be filed by amendment.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions with the Company as of the date of this Annual Report of all of the executive officers and directors of the Company. Also set forth below is information as to the principal occupation and background for each named person in the table.


Gerard M. Conca                              59       Chairman and Chief Executive Officer

Michelle C. Miller                           43       Executive Vice President and Director

Rami Adler                                   54       Director

     GERARD M. CONCA. Mr. Conca's career began in the office automation industry more than three decades ago. He began as a field engineering specialist and progressed to sales and sales management, marketing and operations management. He moved into executive management responsibilities when he accepted the position of Vice President of Sales in 1986, with Datamedic Corporation on Long Island. In 1992 he founded CCM Computer Accessories with Michelle Miller. As President and CEO, Mr. Conca grew this new company and positioned it to be acquired.

     MICHELLE C. MILLER. Ms. Miller's professional career started as a contract programmer in San Jose, California for GE's Nuclear Energy division. She spent seven years designing and programming systems for nuclear power plants for GE and then at one of their power plants in Pennsylvania. In 1986, she chose to become an entrepreneur and join up with a colleague who had a office supply company. Together, they expanded this business into computer supplies and accessories and eventually into computer systems. In 1991 at PC Expo, Ms. Miller met Jerry Conca and together, this sales team started marketing their products together. In 1992, CCM Computer Accessories was formed as a full service computer company.

     RAMI ADLER. Rami Adler currently serves as the President, Chief Executive Officer and a Director of OSCM and as a Director of the Company. Mr. Adler has more than 20 years of management and financial experience. He joined OSCM in January 1999 when he merged his management consulting company, Radler, Ltd. with OSCM. Mr. Adler became Chief Executive Officer of OSCM in June 1999. Prior to forming Radler, Ltd., he served as Director of Finance for Laniado Hospital, Nethania, Israel for more than 5 years. Previously he served as marketing manager for Tradtex International Trade Company Ltd., Deputy General Director of the H. Shiff Hotel chain and Financial Manager and Comptroller of Keter Publishing. He holds a B.S. in Textile Engineering from the Philadelphia College of Textiles and Sciences, an MBA from Rekanaty School of Business, Tel Aviv University and is a CPA.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's officers who received compensation in amounts equal to or exceeding $50,000 for any of the years ended December 31, 1999. No person received any compensation from the Company or its predecessor in any fiscal year prior to 1999. Figures listed below do not include automobile and entertainment allowances for certain executive officers of the Company which total, in the aggregate, $50,000 for the year ended December 31, 1999.


ANNUAL COMPENSATION
Name of Individual                  Year             Salary

Jerry M. Conca                      1999             $75,000*

Michelle C. Miller                  1999             $75,000*

* as of January 1, 2000 annual compensation was raised to $84,000.


                              EMPLOYMENT AGREEMENTS

     GERARD M. CONCA. Pursuant to an employment agreement dated June 29, 1999, CCM employed Gerard M. Conca as President for a period of three (3) years. At the end of the initial term, Mr. Conca has the option to renew the Agreement for a term of one (1) year. Mr. Conca is entitled to receive from CCM compensation in the amount of Seventy Five Thousand Dollars ($75,000) annually, payable in accordance with the Company's normal payroll procedures. Mr. Conca is entitled to receive a car allowance of $750.00 per month and to participate in the Company's current medical/health care plan or such other plan as may be adopted by the Company of equal or greater benefit to Mr. Conca.

     MICHELLE C. MILLER. Pursuant to an employment agreement dated June 29, 1999, CCM employed Michelle C. Miller as Executive Vice President for a period of three (3) years. At the end of said initial term, Ms. Miller has the option to renew for a term of one (1) year. As compensation, Ms. Miller is entitled to receive Seventy Five Thousand Dollars ($75,000) annually, payable in accordance with the Company's normal payroll procedures, a car allowance of $750.00 per month and current medical/health care plan or such other plan as may be adopted by the Company of equal or greater benefit to Ms. Miller.

DIRECTOR COMPENSATION

     Directors do not receive any additional compensation for serving on the board of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           SECURITY OWNERSHIP CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of the date of March 31, 2000 with respect to the beneficial ownership of our common stock by each of our directors, each of our executive officers and all of our executive officers and directors as a group and the percentage of our common stock so owned.
                                       15

We are not aware of any other beneficial owner of more than 5% of the outstanding shares of common stock.

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those individuals for which an address is not otherwise indicated is: 115 Newtown Road, Plainview, New York 11803.



                                                             Beneficial Ownership
                                               --------------------------------------------------
                                               Number of Shares          Percentage of Total
DIRECTORS AND OFFICERS
Gerard Conca                                       500,000(1)                      2.6
Michelle Miller                                    500,000(1)                      2.6
Rami Adler                                               0                           0

5% OR MORE BENEFICIAL OWNERSHIP
OSCM One-Stop.com, Inc.                         12,033,000(2)                    62.67%(2)


(1) Pursuant to an Agreement dated as of April 3, 2000 among Mr. Conca, Ms. Miller, OSCM and the Company, the parties agreed that the shares of Common Stock of the Company would be substituted for shares of Common Stock of OSCM issuable to Mr. Conca and Ms. Miller in connection with the prior acquisition of CCM by OSCM.

(2) Pursuant to an agreement in principle (which has not yet been signed), OSCM has agreed to return to the Company 11,000,000 shares in connection with the extinguishment of approximately $1,600,000 in liabilities owed by OSCM to the Company. The Company has agreed to issue a two year warrant to OSCM to acquire up to 3,000,000 shares of the Company's common stock at $5.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has received non-interest bearing working capital advances from certain of its officers and employees.

     As stated above, the Company has sold to OSCM, its principal shareholder, a substantial amount of computers and other products. As of May 12, 2000, the amount outstanding owed by OSCM to the Company was approximately $1,000,000. Additionally, the Company incurred chargebacks arising from the activities of OSCM's shopping mall in Israel in the amount of $585,763 through April 30, 2000 against its back account. Pursuant to an agreement dated in principle (which has not yet been executed) among other things, OSCM agreed to return to the Company 11,000,000 shares out of 12,000,000 shares of the Company's common stock theretofore owned by OSCM in exchange for the extinguishment of all liabilities owed by OSCM to the Company through such date. OSCM will receive a warrant to purchase up to 3,000,000 shares of the common stock of the Company for period of two years and an exercise price of $5.00 per share.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER    TITLE
-------   -----
3.1 Articles of Incorporation. Incorporation by reference to exhibit 3.1 of the Company's Registration of Securities of Small Business Issuers on Form 10SB, filed on June 12, 1998.

3.2 Articles of Amendment to the Articles of Incorporation. Incorporated by reference to exhibit 3.3 of the Company's Registration of Securities of Small Business Issuers on Form 10SB, filed on June 12, 1998.

3.3 Bylaws. Incorporated by reference to exhibit 3.2 to the Company's Registration of Securities on Form 10SB, filed on June 12, 1998.

10.1 Asset Purchase Agreement dated as of October 26, 1999 between the Company and OSCM. Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on November 5, 1999.


(b)  REPORTS FORM 8-K - THREE MONTHS ENDED DECEMBER 31, 1999.

     Report filed on November 5, 1999 relating to the purchase of the Acquired Assets.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Shopss.com, INC.


                                   May 12, 2000


                                   By: /s/ GERARD M. CONCA
                                       ---------------------------------------
                                   Gerard M. Conca, Chairman of the Board
                                   and Chief Executive Officer


                                   By: /s/ Michelle C. Miller
                                       ---------------------------------------
                                   Michelle C. Miller, Executive Vice President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 12, 2000


                                   /s/ GERARD M. CONCA
                                   -------------------------------------------
                                   Gerard M. Conca, Chairman of the Board
                                   and Chief Executive Officer


                                    /s/ MICHELLE C. MILLER
                                   -------------------------------------------
                                    Michelle C. Miller, Executive Vice President

                          INDEPENDENT AUDITOR'S REPORT


                                                         March 16, 2000 and
                                                         April 30, 2000 as to
                                                         Notes 8 and 15

Stockholders' and Directors
SHOPSS.COM, Inc.


We have audited the accompanying consolidated balance sheet of SHOPSS.COM, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHOPSS.COM, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

The following financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $798,645 for the year ended December 31, 1999, and has both a working capital and stockholders' equity deficiency as of December 31, 1999. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            Certified Public Accountants
                                            New York, New York

                                CCM COMPUTER ACCESSORIES, INC.
                                        BALANCE SHEET


                                                        December 31,
                                                           1999
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                                 891
     Accounts receivable                                    93,102
     Inventory                                             121,081
     Prepaid expenses                                        2,397
                                                        ----------
          TOTAL CURRENT ASSETS                             217,472

PROPERTY AND EQUIPMENT, net of accumulated                  96,872
     depreciation of $58,063
ADVANCES RECEIVABLE - OSCM - PARENT CO                     526,583
GOODWILL, net of accumulated amortization of $32,560       618,637

OTHER ASSETS                                                12,781
          TOTAL ASSETS                                   1,472,345
                                                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:                         --
CURRENT LIABILITIES                                           --
     Accounts payable and accrued expenses                 979,659
     Taxes payable                                          22,791
     Customer deposits                                       8,691
     Leases payable - current portion                       20,992
     Bank payable                                          585,763
     Notes payable - related party                          59,303
                                                        ----------
          TOTAL CURRENT LIABILITIES                      1,677,199

LEASES PAYABLE                                              57,862
STOCKHOLDERS' EQUITY
     Common Stock $.001 per value, 50,000,000
       shares authorized, 19,997,160 shares
       issued and outstanding                               19,997
     Additional paid-in capital                            622,321
     Accumulated deficit                                  (905,034)
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY                                     1,472,345
                                                        ==========

                                     SHOPSS.COM, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                 1999              1998
                                                                 ----              ----
                                                                             (Unaudited)
REVENUES                                                    $ 2,939,472         $ 1,248,823
                                                             ------------

COST OF REVENUES                                              2,436,440           1,004,117
                                                             -----------        -----------
GROSS PROFIT                                                    503,032             244,706

GENERAL AND ADMINISTRATIVE EXPENSES                           1,342,231             224,122
                                                             -----------            -------
INCOME (LOSS) FROM OPERATIONS                                  (839,199)             20,584

OTHER INCOME                                                     45,602                 -

INTEREST EXPENSE                                                  5,048              27,176
                                                               ----------          --------
INCOME BEFORE PROVISION FOR INCOME TAXES                       (798,645)             (6,592)

PROVISION FOR INCOME TAXES                                          -                (7,347)
                                                             ----------            --------
NET INCOME (LOSS)                                            $ (798,645)          $     755
                                                             ==========           =========
EARNINGS (LOSS) PER SHARE                                    $    (0.05)         $     0.00
                                                             ==========          ==========
WEIGHTED AVERAGE SHARES USED IN
COMPUTATION                                                  16,998,580          12,000,000
                                                             ============        ==========

                                            SHOPSS.COM, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Year ended December 31,
                                                                  ----------------     ---------------
                                                                      1999                 1998
                                                                  ----------------     ---------------
                                                                                         (Unaudited)
OPERATING ACTIVITIES
    Net (loss)                                                       $(798,645)         $     755
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) continuing operations:
          Depreciation                                                  51,303             16,960
          Amortization                                                  32,560
          Deferred income taxes                                                           (10,515)
          Gain on sale of equipment                                      3,530
Changes in assets and liabilities:
          Accounts receivable                                          102,623            (10,081)
          Inventory                                                   (108,098)            (4,581)
          Prepaid expenses                                              (2,397)               --
          Other assets                                                  (8,032)            (3,762)
          Accounts payable and accrued expenses                         848,151            32,399
          Taxes payable                                               (116,210)            11,431
          Customer deposits                                              8,691               --
                                                                     ---------           --------
                                                                     ---------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,475             32,606

INVESTING ACTIVITIES
    Purchases of property and equipment                               (132,743)           (18,992)
    Goodwill                                                          (651,197)               --
                                                                     ---------           --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                           (783,940)           (18,992)

FINANCING ACTIVITIES
    Advances from factors                                              (34,311)            34,311
    Loans receivable from stockholders                                  18,179            (50,132)
    Bank payable                                                       585,763                --
    Advances payable - parent company                                 (526,583)               --
    Notes payable                                                       57,862                --
    Notes payable - related party                                       39,641             (3,811)
    Contribution to capital                                            630,315                --
                                                                     ---------           --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                            770,866            (19,632)

INCREASE (DECREASE) IN CASH                                                401             (6,018)

CASH AT BEGINNING OF THE PERIOD                                            490              6,508
                                                                     ---------           --------
                                                                     =========           ========
CASH AT END OF THE PERIOD                                            $     891           $    490
                                                                     =========           ========

SUPPLEMENTAL DATA:
    Interest paid                                                    $   5,075           $ 27,176
    Income taxes paid                                                      380                780

                                   SHOPSS.COM
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Common Stock                                         Total
                                               --------------------      Additional                  Stockholders'
                                                 Shares   Par Value       Paid-in      Accumulated      Equity
                                                 Amount     $.001         Capital       (Deficit)      (Deficit)
                                               -------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     12,000,000     12,000              -      (107,144)       (95,144)
     (Unaudited)

NET LOSS                                                                                      755            755
                                               -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                     12,000,000     12,000              -      (106,389)       (94,389)
     (Unaudited)
CONTRIBUTED CAPITAL RECORDED                                                630,318                      630,318
     FROM ACQUISITION
COMMON SHARES ISSUED FOR
     REVERSE MERGER
                                                7,997,160      7,997        (7,997)                          -
NET LOSS                                                                                 (798,645)      (798,645)
                                               -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                     19,997,160    $19,997       $622,321     $(905,034)     $(262,716)
                                               ===================================================================

                                SHOPSS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)


NOTE 1.           THE COMPANY

FORMATION

SHOPSS.COM Inc. ("SHOPSS" or the "Company") was incorporated in the state of Utah in July 1983, formerly known as AMCI International, Inc ("AMCI"). Effective June 30, 1999, the shareholders of the CCM Computer Accessories Inc. ("CCM") sold 80% of the outstanding stock of CCM for $800,000 in cash and stock to OSCM
- One Stop.com, a Florida Corporation ("OSCM"). Effective October 27, 1999, OSCM sold to CCM Computer Accessories, Inc. ("AMCI") its 80% ownership interest in CCM (collectively the "OSCM Assets") as amended. In exchange for the OSCM Assets, AMCI issued 12,000,000 shares of its common stock. AMCI also agreed to assume the liabilities related to OSCM Assets as recorded in the financial statements of OSCM and the liability related to the option of certain stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. The acquisition of AMCI has been accounted for as a reverse merger as discussed herein with the management of CCM controlling and operating the Company. AMCI changed its name to SHOPSS.COM, Inc. in December 1999.

BUSINESS AND RELATED RISKS

Since inception, the Company has primarily been engaged in the assembly and sale of personal computers, and the reselling of customized solutions relating to document imaging and PC networking.

Beginning in July 1999, effective with the OSCM transaction, the Company changed its focus to e-commerce by developing and marketing its comprehensive, one-stop shop Web site, named Shopss.com. The Company's marketing initiatives include offering personal computers in exchange for membership into the Shopss.com buying program.

The Company's marketing initiatives described above will be successful only if individuals become members and actively purchase the Company's products. The Company is subject to the risk that its marketing program will not achieve consumer acceptance. In addition, a breach of security on the Internet, even if the Company was not involved, could make consumers unwilling to guarantee orders online with a credit card.

The market for the products offered on the Shopss.com web-site are intensely competitive. The Company competes with both traditional distribution channels and online services. The Company currently or potentially competes with a variety of companies with respect to each product offered. The Company potentially faces competition from a number of large online services that have expertise in developing online commerce and in facilitating internet traffic.

The Company is rapidly and significantly expanding its operations and anticipates that further expansion will be required to realize their growth strategy and meet the increasing demands to fulfill customer orders. There can be no assurance that the Company will have or be able to obtain sufficient working capital to manage its significant growth.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RECAPITALIZATION

In October 1999, the Company was acquired by AMCI for 60% of the outstanding common stock of AMCI. AMCI had no significant operations for recent years prior to the acquisition while being operated as AMCI. Accordingly, the transaction has been accounted for as a reverse acquisition by CCM. The capital structure of CCM has been recapitalized to account for the equity structure subsequent to the acquisition as if CCM had been the issuer of the common stock for all periods presented.

GOING CONCERN

The company has suffered a loss from operations of approximately $800,000 during 1999 and the Company has a working capital deficit of approximately $860,000 as of December 31, 1999. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company intends to raise additional financing through debt on equity financing in the near future to enable the Company to continue operations for at least one year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company classifies as cash and cash equivalents highly liquid investments with maturities of less than ninety days.

REVENUE RECOGNITION

Revenue from the sale of products, which primarily represent the assembly and sale of personal workstations and PC networks, in which no or insignificant vendor obligations exist and collectibility is probable, is recognized upon shipment to the customer.

Revenue from services, such as repairs, is recognized as the services are provided.

INVENTORIES

Inventories, which consists primarily of costs incurred in connection with specific customer orders, are stated at the lower of cost or market value.

COST OF REVENUES

Cost of revenues consist of merchandise sold, inbound and outbound shipping costs, and direct cost of order fulfillment. Such costs are expensed as incurred.

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is provided on a straight-line basis over their estimated useful lives ranging from two to seven years.

LONG LIVED ASSETS

Long lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through December 31, 1999.

TECHNOLOGY AND DEVELOPMENT

Technology and development expenses are comprised primarily of compensation to the Company's information systems staff, data communications and other expenses associated with operating the Company's Web site and depreciation on computer equipment. Such costs are expensed as incurred.

SALES AND MARKETING

Sales and marketing are comprised primarily of internet, radio and newspaper advertising, promotional offers and compensation for the Company's sales and marketing personnel. All sales and marketing expenses are expenses as incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this standard, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Standard No. 128, EARNINGS PER SHARE, SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted earnings per share has been computed using the weighted average number of shares of common stock outstanding.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. At times, cash placed with financial institutions may be in excess of FDIC insurance limits.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts (See Note 7).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, accounts receivable, loans payable to (receivable from) stockholders, accounts payable, and, loans payable to the related party, approximate fair value because of the short-term nature to these instruments.

GOODWILL

Goodwill arising from a change in ownership on June 17, 1999 is amortized on a straight-line basis over a ten-year life.

The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. As of December 31, 1999, the Company's management has not identified any material impairment of goodwill. See Note 16.

STOCK SPLIT

In October 1999, as part of the merger, the Company effectuated a forward split of 5.435034 for one. All per share data and stock information has been adjusted retroactively for this stock split.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

MINORITY INTEREST

The Company has incurred a significant loss during 1999, resulting in a negative minority interest balance accordingly no minority interest amounts are shown.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES INCOME, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS No. 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

SFAS No. 133 is effective for financial statements for years beginning after June 15, 2000. The Company has no derivative investments and does not participate in hedging activities; therefore, its financial position, results of operations and disclosures will be unaffected by the adoption of this standard.

NOTE 3.  ASSET PURCHASE AGREEMENT

Effective October 27, 1999, pursuant to an asset purchase agreement, OSCM sold to SHOPSS.COM, Inc. ("SHOPSS"): (a) an 80% ownership interest in CCM; (b) all rights to the option to purchase the remaining 20% ownership interest in CCM; and (c) all assets related to OSCM's Shopss.com virtual shopping mall, including, but not limited to all software, web sites and related technology, customers and customer lists, parents, trademarks and trade names, etc. (collectively the "OSCM Assets"). In exchange for the OSCM Assets, SHOPSS issued 12,000,000 shares (approximately 60%) of its common stock. SHOPSS also agreed to assume the liabilities related to the Shopss.com business as recorded in the financial statements of OSCM and the liability related to the option of certain stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. The goodwill of $651,197 arose form the original purchase of CCM by OSCM.

NOTE 4.  ADVANCES FROM FACTORS

In July 1998, the Company entered into a Purchase and Sale Agreement ("PSA") with a commercial factor, which advanced the Company 70% of certain receivables, as defined. The factor maintained a security interest in the Company's accounts receivable and advanced monies on a recourse basis. Interest rates ranged from 5% for invoices outstanding thirty days to 9.5% for those outstanding over fifty days. Under the PSA, the factor reserved the right to charge-back purchased accounts, at the receivable amount net of unearned interest, not paid within 60 days. The terms of the factoring agreement allowed the Company to maintain effective control over the receivables and therefore the agreement is recorded as a secured borrowing in accordance with Statement of Financial Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.

On July 14, 1999, the Company exercised its right to terminate the PSA. All outstanding advances and unpaid fees due the factor were paid in full as of or prior to this date.

NOTE 5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

At December 31, 1999, leasehold improvements and equipment consist of the following:


           Leasehold improvements                                    $          12,657

           Furniture & fixtures                                                 21,762

           Computer equipment                                                   89,580

           Machinery & equipment                                                30,937

                                                                     -----------------
                                                                               154,936

           Less:  accumulated depreciation                                      58,063
                                                                     -----------------

                                                                     $          96,873
                                                                     =================

Leasehold improvements are depreciated over 31.5 years. Furniture, computers and machinery are depreciated over 2 to 7 years.

NOTE 6.  SALES TAXES PAYABLE

At December 31, 1998 and 1999, the Company's sales taxes payable amounted to $126,462 and $12,126 respectively. Since inception, the Company has charged and collected applicable sales tax from its customers. However, these amounts prior to June 30, 1999 of $126,462 have not yet been forwarded to the appropriate taxing authority. The Company intends to meet with taxing authorities to determine and negotiate its final liability for unpaid sales taxes. The sellers of CCM have assumed the liability including penalties and interest arising from the failure to remit unpaid sales taxes prior to June 30, 1999, therefore such liability has been recorded as a contribution to capital.

NOTE 7.  RELATED PARTY TRANSACTIONS

LOANS PAYABLE TO (RECEIVABLE FROM) STOCKHOLDERS

Since inception, the Company has received non-interest bearing working capital advances from certain of its officers and employees, who are also stockholders of the Company.

Advances from the Company's president for the years ended December 31, 1998 and 1999 were $17,900 and $228,519, respectively. Repayments of these advances for the years ended December 31, 1998 and 1999 were $36,992 and $265,511, respectively. As of December 31, 1998 and 1999, loans payable to the Company's president amounted to $20,320 and $-0-, respectively. In connection with the sale of the Company's common stock further described in Note 7, loans payable were forgiven by the Company's President amounting to $173 as of June 30, 1999.

Advances from the Company's vice president of operations for the years ended December 31, 1998 and 1999 were $-0- and $52,700, respectively. Borrowings under these advances are secured by accounts receivable of the Company. Repayments of these advances for the years ended December 31, 1998 and 1999 were $29,577 and $82,277, respectively. As of December 31, 1998 and 1999, loans payable to (receivable from) the Company's executive vice president amounted to $(17,354) and $-0-, respectively.

In connection with the sale of the Company's common stock, the Company agreed to forgive the loans receivable from the Company's vice president of operations amounting to $31,949 as of June 30, 1999.

In connection with the sale of the Company's common stock on October 1998, the Company's vice president of sales advanced $4,600 to the Company, of which $4,433 was repaid in June 1999 . The balance of $167 was forgiven by this individual.

NOTE 8.  ADVANCES RECEIVABLE AND PAYABLE - PARENT COMPANY (OSCM)

OSCM through its subsidiary SHOPSS.COM in Israel was providing similar services as the Company in Isreal. SHOPSS.COM in Israel collected some monies through credit cards in 1999, which were cleared through the Company. In January the Company began getting chargebacks by the bank from such Israeli based sales of the OSCM subsidiary. The Company was received $585,763 through April 30, 2000 of such chargebacks against its bank account for customer dissatisfaction issues due to the Israeli OSCM subsidiary. A payable due to bank has been recorded for these chargebacks occurring in 2000. A receivable of advances was set up at year end due from OSCM in the amount of $526,583. A portion of these monies were repaid in 2000.

NOTE 9.           LEASE PAYABLE

In 1999, the Company entered into two five-year lease agreement for office equipment which qualified as a capital lease. The following represents future minimum payments for the year ending December 31,


                       2000                           $      28,697
                       2001                                  28,697
                       2002                                  28,697
                       2003                                  28,697
                       2004                                  21,918
                                                      -------------
Total lease payments                                        136,706
Imputed interest                                            (49,427)
                                                      -------------
Present value of minimum capitalized lease payments          87,279
Current portion                                              12,172
                                                      -------------
Long-term capitalized lease obligations               $      73,446
                                                      =============


NOTE 10. STOCKHOLDERS' EQUITY

In October 1999, the Company acquired certain assets from OSCM, discussed earlier, in exchange for 2,207,898 of restricted shares of common stock of the Company amounting to 60% of the post-acquisition outstanding shares of common stock. In conjunction with the aforementioned acquisition the Company declared a 5.435034 forward split increasing the post-acquisition outstanding securities to approximately
19.997.160 shares. As part of the acquisition of the OSCM assets $630,318 of contributed capital was recorded.

NOTE 11. INCOME TAXES

Provisions (benefit) for federal and state income taxes consist of the following:


                                                              Year ended December 31,
                                                          1999                    1998
Current:
         Federal                                     $  271,539                 $  2,354
         State                                           19,008                      814
                                                     -------------------------------------
                                                        290,547                    3,168
                                                     ------------------------------------
Deferred:
         Federal                                       (271,539)                  (7,812)
         State                                          (19,008)                  (2,703)
                                                     --------------------------------------
                                                       (290,547)                 (10,515)
                                                     ----------------------------------------
Total                                                $    - 0 -                 $ (7,347)
                                                     ======================================



Differences between the federal statutory rate and the Company's effective tax rate are as follows:

                                                              Year ended December 31,
                                                              1999              1998

Statutory rate                                                (34.0)%          (34.0)%
State taxes-net of federal taxes                                 --             63.9
Utilization of net operating loss carryforward                 34.0           (146.5)
Permanent differences                                            --              5.1
                                                              ---------     ----------
                                                                  0%          (111.5)%
                                                              =========     ==========

NOTE 12. MAJOR CUSTOMERS

Sales to three customers accounted for 25%, 18% and 11% of the Company's net revenues in 1999 and 68% of net revenues in 1998, respectively. As of December 31, 1998 and 1999, $150,044 (76.7%) and $14,438 (15.5%), of the
Company's accounts receivable, respectively, were due from one customer.

NOTE 13. LICENSE AGREEMENTS

The Company entered into two license agreements with related parties for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and the other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty-five years through December 31, 2023 with an additional renewal period of twenty-five years thereafter. The agreements require the Company to pay license fees, which begin at $600 per domain name and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index. The agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years.

NOTE 14. COMMITMENTS AND CONTINGENCIES

LEASES

Future minimum payments under non-cancelable operating leases for office space with terms of one year or more, consist of the following at December 31, 1999:

               2000                      $        69,395
               2001                               64,468
               2002                               54,332
               2003                                5,100


CONTINGENCY

In August 1998, the Company commenced an action against two leasing companies for restitution of expenditures that were made by the Company to certain customers after the Company had been notified that funding of these expenditures had been committed by these leasing companies. One of the leasing companies has commenced a counter-claim against the Company for an unspecified amount. Although the ultimate outcome of such action and proceedings cannot be predicted with certainty at this time, management believes that losses, if any, will not have a significant impact on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

Effective June 14, 1999, the Company entered into employment agreements with its president and vice president of operations, both of which expire on June 14, 2002. The employment agreements, which provide for a basic salary and certain benefits, contain a non compete clause which is in effect for two years following termination or five years from the date of the agreements, whichever is longer.

NOTE 15. SUBSEQUENT EVENTS

Through April 30, 2000, the Company received $353,600 from a shareholder. Such funds were used primarily to fund operations and the bank chargebacks. The funds are loans due on demand and bear interest at 8% per annum.

NOTE 16. SUBSEQUENT EVENTS - (UNAUDITED)

On April 30, 2000, the Company has determined to refocus their business efforts to further develop the voice over internet telephone business. As a result of the refocused business direction of the Company, the goodwill of the Company may have become impaired and may be written off in the second quarter of the year 2000.

On May 12, 2000, the Company signed an agreement with OSCM to cancel approximately $1,400,000 of indebtedness owed by OSCM to the Company for the return and cancellation of 11,000,000 shares of common stock and the issuance of a warrant to purchase up to 3,000,000 shares of common stock of the Company for $5.00 per share for a period of two years. This new agreement also made clarifications as to certain terms of the original Asset Purchase Agreement between OSCM and the Company.