Form 10QSB
period 2000-03-31
AMCI INTERNATIONAL INC
filed 2000-06-02
CIK 1063293

                       U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                 Commission File Number:
  March 31, 2000                                         000-24459

                                SHOPSS.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            UTAH                                         59-2159271
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                       115 NEWTOWN ROAD, PLAINVIEW, NY       11803
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                516 - 454 - 1577
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                Yes /X/  No / /

The number of shares of Common Stock, par value $ .01 per share, outstanding as of March 31, 2000 is 19,997,160.

                               SHOPSS. COM, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2000

                                                                                                     Page #
         PART I.  Financial Information

         Item 1.                                 Financial Statements -
                                                 Balance Sheet
                                                 March 31, 2000
                                                 December 31, 1999                                      3

                                                 Statements of Operations
                                                 Three months ended March 31, 2000
                                                 Three months ended March 31, 1999                      4

                                                 Statements of Cash Flows
                                                 Three months ended March 31, 2000
                                                 Three months ended  March 31, 1999                     6

                                                 Notes to Financial Statements
                                                 Management's   Discussion  and  Analysis  or
         Item 2.                                 Plan of Operation                                      7

         PART II.  Other Information

         Item 6.                                 Exhibits and Reports on Form 8-K                       10

                                                 Signatures                                             10


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SHOPSS.COM, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                      March 31, 2000            December 31, 1999
                                                                        (Unaudited)                 (Audited)
                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                          $   5,132                      $   891
        Cash escrow                                                          165,768                            -
        Accounts receivable                                                   45,058                       93,102
        Inventory                                                            321,022                      121,081
        Prepaid expenses                                                       2,157                        2,398
                                                                          ----------                   ----------
                  TOTAL CURRENT ASSETS                                       539,137                      217,472

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $66,452 and $58,063                                         86,937                       96,872

ADVANCES RECEIVABLE - OSCM - PARENT COMPANY                                  938,153                      526,583

GOODWILL, net of accumulated amortization of $48,840 and $32,560             602,357                      618,637

OTHER ASSETS                                                                  11,762                       12,781
                                                                          ----------                   ----------

                                                                          $2,178,346                    $1,472,3455
                                                                          ==========                    ==========

                                 LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
        Accounts payable and accrued expenses                             $2,087,180                    $ 979,659
        Taxes payable                                                         24,758                       22,791
        Customer deposits                                                    344,659                        8,691
        Leases payable - current portion                                      20,992                       20,992
        Bank payable                                                         159,229                      585,763
        Notes payable - related party                                         75,907                       59,303
                                                                          ----------                   ----------
                  TOTAL CURRENT LIABILITIES                                2,712,725                    1,677,199

LEASES PAYABLE                                                                55,367                       57,862

DEFICIENCY IN ASSETS
        Common Stock $.001 par value, 50,000,000 shares
          authorized, 19,997,160 shares issued and outstanding                19,997                       19,997
        Additional paid-in capital                                           622,321                      622,321
        Accumulated deficit                                               (1,232,064)                    (905,034)
                                                                          ----------                   ----------
                  TOTAL DEFICIENCY IN ASSETS                                (589,746)                    (262,716)

                                                                          $2,178,346                   $1,472,345
                                                                          ==========                   ==========

                        See notes to financial statements

                                SHOPSS.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------------
                                                                      2000                           1999
                                                                  ----------                      ----------
                                                                  (Unaudited)                     (Unaudited)
REVENUES                                                          $1,689,024                      $  445,058

COST OF REVENUES                                                  (1,506,214)                       (373,099)
                                                                  ----------                      ----------
GROSS PROFIT                                                         182,810                          71,959

GENERAL AND ADMINISTRATIVE EXPENSES                                  504,435                          30,651
                                                                  ----------                      ----------
INCOME (LOSS) FROM OPERATIONS                                       (321,625)                         41,308

INTEREST EXPENSE                                                       5,405                               -

INCOME BEFORE PROVISION FOR INCOME TAXES                            (327,030)                         41,308

PROVISION FOR INCOME TAXES                                                                            (8,675)
                                                                  ----------                      ----------
NET INCOME (LOSS)                                                 $ (327,030)                     $   32,633
                                                                  ==========                      ==========
EARNINGS (LOSS) PER SHARE                                         $    (0.02)                     $     0.00
                                                                  ==========                      ==========
WEIGHTED AVERAGE SHARES USED IN                                   19,997,160                      12,000,000
          COMPUTATION                                             ==========                      ==========


                        See notes to financial statements

                                SHOPSS.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------------
                                                                      2000                           1999
                                                                  ----------                      ----------
                                                                  (Unaudited)                     (Unaudited)
OPERATING ACTIVITIES
        Net income (loss)                                         $ (327,030)                     $   32,633
        Adjustments to reconcile net income (loss) to net cash
             provided by (used in) continuing operations:
                  Depreciation                                         9,936                           2,486
                  Amortization                                        16,280                               -
                  Gain on sale of equipment                            9,935                               -
        Changes in assets and liabilities:
                  Cash escrow                                       (165,768)                              -
                  Accounts receivable                                 48,044                         (45,089)
                  Inventory                                         (199,941)                         12,723
                  Prepaid expenses                                       241                               -
                  Accounts payable                                 1,107,521                            (286)
                  Taxes payable                                        1,967                           9,766
                  Customer deposits                                  335,968                               -
                  Other assets                                         1,019                               -
                                                                  ----------                      ----------
                                                                   1,165,202                         (20,400)
                                                                  ----------                      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            838,172                          12,233
                                                                  ----------                      ----------
INVESTING ACTIVITIES

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                -                               -
                                                                  ----------                      ----------

FINANCING ACTIVITIES
        Advances from OSCM                                          (411,570)
        Advances from factors                                              -                          (1,144)
        Loans receivable from stockholders                                 -                          18,179
        Bank payable                                                (426,534)                              -
        Notes payable - related party                                  4,173                         (16,556)
        Contribution to capital                                            -
                                                                  ----------                      ----------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                         (833,931)                            479


INCREASE (DECREASE) IN CASH                                            4,241                          12,712

CASH AT BEGINNING OF THE PERIOD                                          891                             490
                                                                  ----------                      ----------
CASH AT END OF THE PERIOD                                         $    5,132                      $   13,202
                                                                  ==========                      ==========
SUPPLEMENTAL DATA:
        Interest paid                                             $    5,405                      $        -
        Taxes paid                                                       155                             455


                        See notes to financial statements

                                   SHOPSS.COM
                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS

                                                          Common Stock                                           Total
                                                                   Amount                                     Stockholders'
                                                                  Par Value     Additional     Accumulated       Equity
                                                      Shares        $.001    Paid-in Capital     (Deficit)      (Deficit)
                                                      ------      ---------  ---------------   -----------   -------------
BALANCE, DECEMBER 31, 1999                        19,997,160       $ 19,997        $ 622,321    $ (905,034)     $ (262,716)



NET LOSS                                                                                          (327,030)       (327,030)
                                                  ----------       --------        ---------   -----------      ----------
BALANCE, MARCH 31, 2000                           19,997,160       $ 19,997        $ 622,321   $(1,232,064)     $ (589,746)
           (Unaudited)                            ==========       ========        =========   ===========      ==========


                        See notes to financial statements

                                SHOPSS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SHOPSS.COM, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.  SUBSEQUENT EVENTS

On April 30, 2000, the Company has determined to refocus their business efforts to further develop the voice over internet telephone business. As a result of the refocused business direction of the Company, the goodwill of the Company may have become impaired and may be written off in the second quarter of the year 2000.

On May 12, 2000, the Company signed an agreement with OSCM to cancel $900,000 of indebtedness owed by OSCM to the Company for the return and cancellation of 11,000,000 shares of common stock and the issuance of a warrant to purchase up to 3,000,000 shares of common stock of the Company for $5.00 per share for a period of two years. This new agreement also made clarifications as to certain terms of the original Asset Purchase Agreement between OSCM and the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion and analysis of the Company's for the first quarter of 2000 ended March 31, 2000. It includes the past and present condition of the Company as well as future expectations. Any statements regarding the future of the Company are projections and not based on any guarantees of performance. Accordingly, actual results may differ materially from those anticipated or expressed in these statements.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and or statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risk and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

After the closing of the purchase of the Acquired Assets, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. In view of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital and also was unable to pay the Company for such equipment which had been delivered by OSCM to the Company. Accordingly, as of the date of this Form 10Q, the Company is insolvent and its ability to continue in business will depend on the raising of additional capital, either in the form of debt or equity, or a combination thereof. However, no assurance can be given that the Company will be successful in raising additional capital or remaining in business. Management of the Company believes that its ability to raise any capital will be dependent upon the acquisition of complimentary businesses, particularly in the internet telephony business. While the Company has identified several targets, it has been unsuccessful to date in reaching any binding agreement. The description of the business set forth below is a description of the business previously conducted by the Company after the Closing Date. However, in view of the current financial condition of the Company, the Company has ceased operations pending resolution of its financial difficulties.

The Company currently presently derives the majority of its revenues from the Web site sales and the Phone-Ominal telephone services. Assuming the Company obtains adequate working capital, the Company intends to maintain these sources of revenues as well as revenue derived from expanding the products and services offered in the VoIP telephony services and on the Shopss Internet website. Depending on the availability of working capital, the Company is also focusing on other profitable services such as designing and hosting other business web sites as it has done it the past and offering its eCommerce development and hosting expertise which it has acquired from the development of its own website.

RESULTS OF OPERATIONS

Results of prior periods are not necessarily indicative of the results of operations that can be expected for any future period and do not reflect the current mix of the Company's operations. Because the Company, was not engaged in the Website eCommerce business comparisons of historical results of operations may not be meaningful.

JANUARY  2000 TO PRESENT

The Company was financed by sales on its websites, sales of its telephony service and financing from Shopss Israel. When Shopss Israel collapsed, the sources of money became unavailable. This has put shopss.com, Inc in jeopardy of survival. As of May 1, 2000 the Company was past due on payroll. It has no operating funds available. It is past due on its payables and a skeleton staff is working with no salary to maintain the operations of the Company. The Company had a meeting on May 10th to meet with its largest creditors to convert the debt to equity. There is no assurance at this time that this will be successful. The Company is presently looking for possibly strategies to survive. These include, but are not limited to, possible acquisitions with other companies in the telephony and technology markets, bridge loans, and long term financing. The Company has reduced the operating expenses by closing the 45 Cain Drive warehouse and by reducing the staff to 12 employees from a previous 45 employees. At this time, the Company is unable to purchase and ship merchandise for the ecommerce site. The telephony service is presently down until funds are available for a deposit for additional service from the carrier.

Sales for the e-commerce website and the phone-ominal service second quarter are expected to be significantly less than in the past quarters as well as the related cost of sales due to the lower volume.

COMPARISON OF THE PERIOD ENDING MARCH 31, 1999 AND 2000.

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999.

Shopss.com, Inc

Sales for the three months ended March 31, 2000 were approximately 1,689,024 or an increase of 379.51% from the 445,058 in sales for the period ended March 31, 1999. The increase in sales is due to several factors including a significant rise in membership.

Cost of sales as a percentage of sales increased 403.7% for 84% to 89% for the period ended March 31, 2000. This is primarily a result of the increase in memberships that included a free pc. Gross profit as a percentage of revenue has decrease from 16% to 11% for the same reason as stated above.

Selling, general and administrative (SG&A) expenses increased by 1,663.37% from 30,651 during the period ending March 31, 1999 to $509,840 during the same period in 2000.

The loss from operations for the quarter ending March 31, 2000 was $327,030 which represents a difference of $368,338 from the income from operations of $41,308 for the quarter ending March 31, 1999 for the reasons as stated above. Net income was ($327,030) for the period ended March 31, 2000 compared to $41,308 for the three months ended March 31, 1999.

At March 31, 2000 the Company had working capital of $539,137 as compared to working capital of $217,472 at March 30, 1999. The increase in working capital was primarily due to the increase in membership sales and product fulfillment for the website.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered a loss from operations of approximately $327,030 for the quarter ended March 31, 2000 and had a working capital of $539,137. Subsequent to October 26, 1999, the Company had depended in substantial part on assistance from OSCM in terms of working capital and had provided OSCM with computers and other properties. Because of OSCM's financial difficulty, OSCM has been unable to provide the Company with working capital or to pay for a substantial amount of computers and other products provided. In addition, because of issues pertaining to OSCM's shopping mall in Israel, the Company incurred a substantial amount of chargebacks from its credit card issuer. As of the date of this Report, the Company is insolvent and has essentially ceased operations. The Company is actively seeking financing in the form of equity and/or debt and business opportunities to be placed into the corporate umbrella of the Company. However, there can be no assurance that such financing for completion of business opportunities will be successful.

PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2000
      --------------------------
                                    SHOPSS.COM, INC.


                                    By: /s/ Gerard M. Conca
                                       ----------------------------------------
                                            Gerard M. Conca, Chairman of the
                                            Board and Chief Executive Officer


                                    By: /s/ Michelle C. Miller
                                        ---------------------------------------
                                            Michelle C. Miller, Executive Vice
                                            President, Chief Financial Officer