Form 10QSB
period 2000-06-30
AMCI INTERNATIONAL INC
filed 2000-09-08
CIK 1063293

U.S. SECURITIES EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


(I) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended:                      Commission File Number:
    June 30, 2000                            000-24459


                             SSHOPS.COM, INC.

          (Exact name of Registrant as specified in its charter)

     UTAH                                         59-2159271


(State or other jurisdiction of                   (IRS Employer Identi-
incorporation or organization)                 fication Number)

                115 NEWTOWN ROAD , PLAINVIEW, NY     11803

(Address of Principal Executive Offices)          (Zip Code)


                             516 - 454 - 1577

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

                              Yes_X_    No___

The number of shares of Common Stock, par value $ .01 per share, outstanding as of July 31, 2000 is 8,997,160.

                             SHOPSS. COM, INC.


                           INDEX TO FORM 10-QSB

                               June 30, 2000



PART I.  Financial Information                                   Page #

Item 1.                     Financial Statements -
                            Balance Sheet
                            June 30, 2000                        3
                            December 31, 1999
                            Statements of Operations
                            Three months ended June 30, 2000
                            Three months ended June 30, 1999     4
                            Statements of Operations
                            Six months ended June 30, 2000
                            Six months ended June 30, 1999       5
                            Statements of Cash Flows
                            Six months ended June 30, 2000
                            Six months ended June 30, 1999       6
                            Statement of Deficiency in Assets    7
                            Notes to Financial Statements       8-9

PART II.  Other Information
Item 6. Exhibits and Reports on Form 8-K
        Signatures

                            SHOPPS.COM, INC
                      CONSOLIDATED BALANCE SHEET

                                          June 30,    December 31,
                                            2000          1999
                                        (unaudited)    (audited)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                $        29   $        891
 Accounts receivable                           2,985         93,102
 Inventory                                    93,405        121,081
 Prepaid expenses                              2,158          2,398
                                          ----------    -----------
   Total Current Assets                       98,576        217,472

PROPERTY AND EQUIPMENT,net of
Accumulated depreciation of
$74,841 and $58,063                          77,001          96,872

ADVANCES RECEIVABLE- OSCM                         -         526,583

GOODWILL, net of accumulated amortization
 of - and $32,560                                 -         618,637

OTHER ASSETS                                  3,899         12,781
                                          ----------   -----------
                                        $   179,477   $  1,472,345

                  LIABILITIES AND DEFICEIENCY IN ASSETS
                  -------------------------------------

CURRENT LIABILITIES
  Accounts payable and
   accrued expenses                     $ 2,025,354   $   979,659
  Taxes payable                              48,105        22,791
  Customer deposits                         183,245         8,691
  Leases payable current portion             73,764        20,992
  Bank payable                                    -       585,763
  Notes payable - related party              88,868        59,303
                                         ----------  ------------
    Total Current Liabilities             2,419,335     1,677,199

LEASES PAYABLE                                    -        57,862

DEFICIENCY IN ASSETS
   Common stock, $.01 par value; 50,000,000
   shares authorized, issued and outstanding
   8,997,160 issued and outstanding           8,997        19,997
   Paid in capital                                -       622,321
   Accumulated deficit                   (2,248,856)     (905,034)
                                         -----------     ---------
      Total Deficiency in Assets         (2,239,859)     (262,716)
                                         -----------     ---------
                                       $     179,477  $ 1,472,345
                                         ===========   ===========

                          SHOPSS.COMM, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                                 June 30,      June 30,
                                                  2000          1999
                                               -----------   ---------
                                               (unaudited)  (unaudited)
REVENUE                                      $    61,869    $   269,702

    Cost of revenues                            (109,863)      (227,648)
                                              -----------     -----------
GROSS PROFIT                                     (47,994)        42,054

GENERAL AND ADMINISTRATIVE EXPENSES               91,796         51,317
WRITEOFF OF GOODWILL                             586,077              -
                                               ----------      ----------
INCOME (LOSS) FROM OPERATIONS                   (725,867)        (9,264)

OTHER INCOME (EXPENSE)
    Interest expense                                (696)          (700)
    Gain on sales of securities                        -          3,975
    Miscellaneous Income                               -            897
                                                ---------       ----------
        Total other income (expense)                (696)         4,171
                                                ---------       ----------
LOSS BEFORE PROVISION FOR TAXES                 (726,564)        (5,093)

INCOME TAX PROVISION                                   -              -
                                                ---------       ----------

NET LOSS                                       $ (726,564)   $   (5,093)

Weighted average shares of common stock
 Outstanding                                   14,497,160    12,000,000

    Net earnings (loss) per share              $    (0.05)    $   (0.00)
                                                =========      ===========

                          SHOPSS.COMM, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months ended
                                                   ----------------------
                                                   June 30,      June 30,
                                                     2000          1999
                                                 ----------    ----------
                                                 (unaudited)   (unaudited)

REVENUE                                         $   1,750,893 $     714,760

    Cost of revenues                               (1,616,077)     (600,747)
                                                  ------------  -----------
GROSS PROFIT                                          134,816       114,013

GENERAL AND ADMINISTRATIVE EXPENSES                   596,231        90,643
WRITEOFF OF GOODWILL                                  586,077             -
                                                 ------------  ------------
INCOME (LOSS) FROM OPERATIONS                      (1,047,492)       23,369

OTHER INCOME (EXPENSE)
    Interest expense                                  (6,101)         (700)
    Gain on sales of securities                            -         3,975
    Miscellaneous Income                                   -           897
                                                ------------  ------------
        Total other income (expense)                  (6,101)        4,171
                                                ------------  ------------
LOSS BEFORE PROVISION FOR TAXES                   (1,053,594)       27,540
                                                ------------  ------------
INCOME TAX PROVISION                                       -             -
                                                ------------  ------------
NET LOSS                                         (1,053,594)        27,540
                                                ============  ============

Weighted average shares of common stock          16,854,303    12,000,000
outstanding

     Net earnings (loss) per share             $      (0.06) $      (0.00)
                                                ============  ============

                             SHOPSS.COM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      Six months June 30,
                                                     2000       1999
                                                  ---------- -------------
                                                 (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss)                          $  (1,053,594)  $    27,540
    Adjustments to reconcile net income
    (loss) to net cash used
      operating activities:
        Depreciation                                 19,871         4,972
        Amortization                                 32,560            -
        Writeoff of goodwill                        586,077            -
        Accounts receivable                          90,117       (18,404)
        Inventory                                    27,676        12,187
        Prepaid expenses                                240             -
        Other assets                                  8,882             -
        Accounts payable and accrued expensed     1,045,695       (28,518)
        Taxes Payable                                25,314       (15,789)
        Customer deposits                           174,554             -
                                                  ---------- -------------
NET CASH PRVIDED BY OPERATIONS                      957,392       (18,013)
                                                  ---------- -------------

CASH FLOWS FROM INVETING ACTIVITIES

        Purchase of capital expenditures                  -        (1,937)
                                                  ---------- -------------

CASH FLOWS USED IN INVESTING ACTIVITIES                   -        (1,937)
                                                  ---------- -------------

CASH PROVIDED BY FINANCING ACTIVITIES
       Advances from OSCM                          (396,966)       66,196
       Advances form factors                              -       (34,311)
       Loans receivable from stockholder                  -        18,179
       Bank payable                                (585,763)            -
       Leases payable                                (5,090)            -
       Notes payable - related party                 29,565           338
                                                  ---------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          (958,254)      (50,402)
                                                  ---------- -------------

NET (DECREASE) INCREASE IN CASH                        (862)       30,453

CASH, beginning of the period                           891           490
                                                  ---------- -------------
CASH, end of the period                           $      29    $   30,943
                                                  ========= =============

Supplemental disclosures of cash flow
 information:
       Interest paid                              $   6,101    $     700
                                                  ========= =============
       Taxes paid                                    10,850            -
                                                  ========= =============
       Stock cancellation for receivable          $ 923,549    $
                                                  ========= =============

                          SHOPSS.COM, INC.
            CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS

                                           Additional                  Total
                      Common Stock         Paid In     Accumulated   Deficiency
                      ------------         Capital      Deficit      In Assets
                     Shares     Amount   ----------  ----------  -----------
Balance as of
December 31,1999    19,997,160  $ 19,997    $ 622,321  $  (905,034) $  (262,716)

Stock cancellation
Cancellation
Agreement          (11,000,000) (11,000)     (622,321)    (290,228)    (923,549)

Net loss                     -        -             -   (1,053,594)  (1,053,594)
                    ----------  ---------    ---------  ----------  -----------
Balance as of
June 30, 2000
(unaudited)          8,997,160  $ 8,997     $       0  $(2,248,856) $(2,239,859)
                    ==========  =========    =========  ==========  ===========

                             SHOPSS.COM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

NOTE 1.   BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements of SHOPSS.COM, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2 - WRITEOFF OF GOODWILL

On June 30, 2000, the Company determined that the refocus of their business efforts to further develop the voice over internet telephone business has impaired the unamortized goodwill recorded of $586,077 and therefore has recorded a charge for such goodwill.

NOTE 3 - EQUITY TRANSACTIONS

On May 12, 2000, the Company signed an agreement with OSCM, OneStop.com, Inc. ("OSCM") to cancel $923,549 of indebtedness owed by OSCM to the Company for the return and cancellation of 11,000,000 shares of common stock and the issuance of a warrant to purchase up to 3,000,000 shares of common stock of the Company for $5.00 per share for a period of two years. This new agreement also made clarifications as to certain terms of the original Asset Purchase Agreement between OSCM and the Company.

NOTE 4 - LETTER OF INTENT

In June 2000, the Company signed a letter of intent to acquire all of the outstanding common stock in AccessTel, Inc. from the shareholders of AccessTel, Inc. (the "Shareholders"). The draft share exchange agreement provides for the issuance of 15,591,480 shares of common stock to the Shareholders for the purchase of AccessTel, Inc. The number of shares of the Company issuable to the Shareholders is based upon the Shareholders receiving 75% of the issued and outstanding stock of the Company on a fully diluted basis after taking into account certain adjustments. To the extent that the Company is required to issue any additional shares as a result of the raising of working capital funds in a private placement to close concurrently with the issuance of the shares to the Shareholders and conversion of existing indebtedness to equity, the Shareholders will be entitled to additional shares.



NOTE 5 - SUBSEQUENT EVENTS

The Company is currently in the process of negotiating the conversion of a substantial portion of existing indebtedness to trade creditors for the issuance of Preferred Stock. Certain inventory has also been negotiated to be returned for the reduction of monies due to trade creditors.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's financial condition and the results of operations for the quarter ended June 30, 2000. It includes the past and present condition of the Company as well as future expectations. Any statements regarding the future of the Company are projections and not based on any guarantees of performance. Accordingly, actual results may differ materially from those anticipated or expressed in these statements.

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

OVERVIEW

Immediately prior to October 27, 1999, the Company was an inactive public company. Effective October 27, 1999 (the "Closing Date"), pursuant to an Asset Purchase Agreement, the Company purchased from OSCM the following assets: (a) an 80% ownership interest in CCM; (b) all rights to the option to purchase the remaining 20% ownership interest in CCM; and (c) all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including, all software, websites and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the Acquired Assets, the Company issued to OSCM 12,000,000 shares (representing approximately 60% of its outstanding shares after giving effect to the transaction) of its Common Stock. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle between the Company and OSCM (a) a clarification was made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by a subsidiary of OSCM in Israel; (b) any obligation of the Company to pay cash for the Acquired Assets was extinguished; and (c) the holdings of OSCM in the Company were adjusted by reducing the number of shares of Common Stock owned by OSCM from 12,000,000 shares to 1,000,000 shares with a warrant in favor of OSCM to purchase up to 3,000,000 additional shares of the Company's Common Stock and (d) the Company agreed to extinguish all liabilities owed by OSCM to the Company (approximately $1.6 million). Immediately after the closing of the purchase of the Acquired Assets, the Company effected a forward split of 5.435034 for one.

After the closing of the purchase of the Acquired Assets, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. In view of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital and also was unable to pay the Company for such equipment which had been delivered to OSCM, or the OSCM recipient companies, by the Company. Accordingly, as of the date of this Form 10Q, the Company is insolvent and its ability to continue in business will depend on the raising of additional capital, either in the form of debt or equity, or a combination thereof. However, no assurance can be given that the Company will be successful in raising additional capital or remaining in business. Management of the Company believes that its ability to raise any capital will be dependent upon the acquisition of complimentary businesses, particularly in the telecommunications business. On June 9,2000 the Company signed a Letter of Intent with AccessTel, Inc. a telecommunications company specializing in Voice over Internet Protocol (VoIP) and broadband wireless technology. Based upon this Letter of Intent, the Company is attempting to raise initial capital as to continue operations on an interim basis in the telecommunications business. The closing of the capital raise is contingent on the closing of the acquisition of AccessTel, Inc. If the closing occurs, the Company will be required to raise additional funds in the near future. The description of the business set forth below is a description of the business previously conducted by the Company after the Closing Date. However, in view of the current financial condition of the Company, the Company has ceased operations pending resolution of its financial difficulties.

RESULTS OF OPERATIONS

Results of prior periods are not necessarily indicative of the results of operations that can be expected for any future period and do not reflect the current mix of the Company's operations. Because the Company, was not engaged in the Website eCommerce business or telecommunications, comparisons of historical results of operations may not be meaningful. The Company has derived the majority of its revenues from the Web site sales and the Phone-Ominal telephone services.

JANUARY 2000 TO PRESENT

The Company was financed by sales on its websites, sales of its telephony service and financing from OSCM. Due to the financial difficulties of OSCM arising from its Israeli operations financing from OSCM became unavailable.

As a result of the lack of working capital, the Company has ceased operations and terminated all of its employees.

COMPARISON OF THE PERIOD ENDING JUNE 30, 1999 AND 2000.

Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999.

Shopss.com, Inc

Sales for the three months ended June 30, 2000 were approximately $61,869 or a decrease of 78% from the $269,702 in sales for the period ended June 30, 1999. The decrease in sales is due to several factors including the cessation of operations in _________ 2000.

Cost of sales as a percentage of sales decreased 52% for the period ended June 30, 2000. This is primarily a result of the lower sales volume. The negative cost of sales for the three-month period ended June 30, 2000 is due to additional costs attributed to unfulfilled sales orders.

Selling, general and administrative (SG&A) expenses increased by 78% from $51,317 during the three month period ending June 30, 1999 to $91,796 during the same period in 2000. The higher SG&A costs are attributed to the "wind down" of operations from the prior highly active months as compared to the previous quarter with substantially lower volume.

During the quarter ended June 30, 2000, the Company determined the goodwill recorded from its prior acquisition was no longer recoverable and had been impaired. Therefore a $586,077 charge to expense has been recorded to reflect the writedown.

The loss from operations for the quarter ended June 30, 2000 was $725,867 which represents a difference of $716,603 from the loss from operations of $9,264 for the quarter ending June 30, 1999 for the reasons as stated above. Net loss was ($726,564) for the period ended June 30, 2000 compared to ($5,093) for the three months ended June 30, 1999.

COMPARISON OF THE PERIOD ENDING JUNE 30, 1999 AND 2000.

Six Months Ended June 30, 2000 vs. Six Months Ended JUNE 30, 1999.

Shopss.com, Inc

Sales for the six months ended June 30, 2000 were approximately $1,750,893 or an increase of 145% from the $714,760 in sales for the period ended June 30, 1999. The increase in sales is due to several factors including a significant rise in membership.

Cost of sales as a percentage of sales increased 169% for the period ended June 30, 2000. This is primarily a result of the increase in memberships that included a free pc. Gross profit as a percentage of revenue has decrease from 16% to 8% for the same reason as stated above.

Selling, general and administrative (SG&A) expenses increased by 554% from $90,643 during the period ending June 30, 1999 to $596,231 during the same period in 2000. During the quarter ended June 30, 2000, the Company determined the goodwill recorded from its prior acquisition was no longer recoverable and had been impaired; therefore a $586,077 charge to expense has been recorded to reflect the writedown.

The loss from operations for the six ending June 30, 2000 was $1,053,594 which represents a difference of $1,070,861 from the income from operations of $27,540 for the six months ending June 30, 1999 for the reasons as stated above. Net loss was ($1,053,594) for the period ended June 30, 2000 compared to income $27,540 for the six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had a working capital deficit of $2,320,759 as compared to a working capital deficit of $37,399 at June 30, 1999. The increase in the working capital deficit was primarily due to the increase in membership sales and product fulfillment for the website.

The Company has suffered a loss from operations of approximately $1,053,594 for the six months ended June 30, 2000 and had a working capital deficit of $2,320,759. Subsequent to October 26, 1999, the Company had depended in substantial part on assistance from OSCM in terms of working capital and had provided OSCM with computers and other properties. Because of OSCM's financial difficulty, OSCM has been unable to provide the Company with working capital or to pay for a substantial amount of computers and other products provided. In addition, because of issues pertaining to OSCM's shopping mall in Israel, the Company incurred a substantial amount of charge backs from its credit card issuer. As of the date of this Report, the Company is insolvent and has essentially ceased operations. The Company is actively seeking business opportunities to be placed into the corporate umbrella of the Company. However, there can be no assurance that completion of business opportunities will be successful. See Note 4.

PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Dated: SEPTEMBER 7{TH}, 2000


                                   SHOPSS.COM, INC.


                                   By: /s/ GERARD M. CONCA

                                        GERARD M. CONCA, CHAIRMAN OF THE
                                             Board and Chief Executive
Officer


                                   By: /s/ Michelle C. Miller

                                        Michelle C. Miller, Executive Vice
                                             President, Chief Financial
Officer