Form 10QSB
period 2000-10-30
AMCI INTERNATIONAL INC
filed 2000-11-28
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                     Commission File Number:  0-24459

                             SHOPSS.COM, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                Utah                                59-2159271
   -------------------------------            ----------------------
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)   Identification Number)

                115 Newtown Road, Plainview, New York 11803
      --------------------------------------------------------------
                 (Address of principal executive offices)

                Issuer's telephone number:  (516) 454-1577

                              Not applicable
            ---------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of October 31, 2000, the Company had 8,997,160 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                      SHOPSS.COM, INC. AND SUBSIDIARY

                                   INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - December 31, 1999 and September 30, 2000 (Unaudited)

              Consolidated Statements of Operations (Unaudited)       -
        Three Months and Nine Months Ended September 30,       2000 and
        1999

              Consolidated Statements of Cash Flows (Unaudited)
- Nine Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements
(Unaudited) - Three Months and Nine Months Ended
              September 30, 2000 and 1999

     Item 2. Management's Discussion and Analysis or Plan of
Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                      Shopss.com, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                    September 30,    December 31,
                                        2000             1999
                                      ---------        ---------
                                     (Unaudited)

ASSETS

Current assets:
  Cash                               $    3,117       $      891
  Accounts receivable                                     93,102
  Inventory                                              121,081
  Prepaid expenses                                         2,397
                                      ---------        ---------
Total current assets                      3,117          217,472
                                      ---------        ---------

Property and equipment                                   154,935

Less:  Accumulated depreciation                          (58,063)
                                      ---------        ---------
                                                          96,872
                                      ---------        ---------

Advances receivable - OSCM                               526,583

Goodwill, net of accumulated
  amortization                                           618,637
Other assets                                              12,781
                                      ---------        ---------
Total assets                         $    3,117       $1,472,345
                                      =========        =========

                                (continued)
                      Shopss.com, Inc. and Subsidiary
                  Consolidated Balance Sheets (continued)

                                    September 30,    December 31,
                                        2000             1999
                                      ---------        ---------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                         $1,954,565       $  979,659
  Taxes payable                          48,104           22,791
  Customer deposits                     235,277            8,691
  Leases payable - current portion       31,938           20,992
  Bank payable                                           585,763
  Note payable - related party           88,868           59,303
                                      ---------        ---------
Total current liabilities             2,358,752        1,677,199
                                      ---------        ---------

Leases payable - non-current
  portion                                                 57,862
                                      ---------        ---------

Stockholders' deficiency:
  Common stock, $.001 par value -
    Authorized - 50,000,000 shares
    Issued and Outstanding -
    8,997,160 shares and 19,997,160
    shares at September 30, 2000
    and December 31, 1999,
    respectively                          8,997           19,997
  Additional paid-in capital                             622,321
  Accumulated deficit                (2,364,632)        (905,034)
                                      ---------        ---------
Total stockholders' deficiency       (2,355,635)        (262,716)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $    3,117       $1,472,345
                                      =========        =========

       See accompanying notes to consolidated financial statements.
                      Shopss.com, Inc. and Subsidiary
             Consolidated Statements of Operations (Unaudited)


                                          Three Months Ended
                                             September 30,
                                      --------------------------
                                        2000             1999
                                      ---------        ---------

Net sales                             $ (51,661)       $ 733,717

Cost of goods sold                                       741,398
                                        -------          -------
Gross profit (loss)                     (51,661)          (7,681)
                                        -------          -------

Operating expenses:
  Sales and marketing                                    243,417
  General and administrative
    expenses                             41,937          124,924
  Depreciation and amortization                            8,634
                                        -------          -------
Total operating expenses                 41,937          376,975
                                        -------          -------
Loss from operations                    (93,598)        (384,656)
                                        -------          -------

Other income (expense):
  Interest expense, net                  (1,520)            (332)
  Other income (expense), net           (20,657)           1,341
                                        -------          -------
Total other income (expense)            (22,177)           1,009
                                        -------          -------
Net loss                              $(115,775)       $(383,647)
                                        =======          =======

Basic and diluted net loss
  per common share                       $(0.01)          $(0.03)
                                          ====             ====

Weighted average common
  shares outstanding -
  basic and diluted                    8,997,160      12,000,000
                                       =========      ==========

       See accompanying notes to consolidated financial statements.
                      Shopss.com, Inc. and Subsidiary
             Consolidated Statements of Operations (Unaudited)


                                           Nine Months Ended
                                             September 30,
                                      --------------------------
                                         2000             1999
                                      ---------        ---------

Net sales                           $ 1,699,232       $1,448,477

Cost of goods sold                    1,616,078        1,342,144
                                      ---------        ---------
Gross profit                             83,154          106,333
                                      ---------        ---------

Operating expenses:
  Sales and marketing                   156,681          253,783
  General and administrative
    expenses                            428,902          200,231
  Depreciation and amortization          52,431           13,606
                                      ---------        ---------
Total operating expenses                638,014          467,620
                                      ---------        ---------
Loss from operations                   (554,860)        (361,287)
                                      ---------        ---------

Other income (expense):
  Write-off of goodwill                (586,077)
  Interest expense, net                  (7,621)          (1,032)
  Other income (expense), net           (20,812)           6,213
                                      ---------        ---------
Total other income (expense)           (614,510)           5,181
                                      ---------        ---------
Net loss                            $(1,169,370)      $ (356,106)
                                      =========        =========

Basic and diluted net loss
  per common share                       $(0.08)          $(0.03)
                                           ====             ====
Weighted average common
  shares outstanding -
  basic and diluted                   14,497,160      12,000,000
                                      ==========      ==========

       See accompanying notes to consolidated financial statements.
                      Shopss.com, Inc. and Subsidiary
             Consolidated Statements of Cash Flows (Unaudited)


                                          Nine Months Ended
                                            September 30,
                                      --------------------------
                                         2000             1999
                                      ---------        ---------

Cash flows from operating
  activities:
  Net loss                          $(1,169,370)       $(356,106)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization                       52,431           13,606
    Loss on disposal of
      fixed assets                       26,107
    Write-off of goodwill               586,077
    Changes in operating
      assets and liabilities:
      (Increase) decrease in:
        Accounts receivable              93,102          104,958
        Inventory                       121,081          (36,329)
        Prepaid expenses                    240
        Other assets                     12,781           (2,869)
      Increase (decrease) in:
        Accounts payable and
          accrued expenses              974,906          158,472
        Taxes payable                    25,313         (115,418)
        Customer deposits               226,586
                                      ---------          -------
Net cash provided by (used in)
  operating activities                  949,254         (233,686)
                                      ---------          -------

                                (continued)
                     Shopss.com, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows (Unaudited) (continued)


                                           Nine Months Ended
                                             September 30,
                                      --------------------------
                                         2000             1999
                                      ---------        ---------
Cash flows from investing
  activities:
  Purchase of property and
    Equipment                       $                  $ (47,534)
  Proceeds from sales of
    fixed assets                         10,800
                                      ---------          -------
Net cash provided by (used in)
  investing activities                   10,800          (47,534)
                                      ---------          -------

Cash flows from financing
  activities:
  Proceeds from issuance of
    common stock                                         139,838
  Advances from (payments to)
    OSCM                               (396,966)         177,826
  Repayments to factor                                   (34,311)
  Increase in loans receivable
    from stockholder                                      18,179
  Increase in bank payable             (585,763)
  Principal payments on leases
    payable                              (4,664)
  Increase (decrease) in notes
    payable - related parties            29,565          (19,662)
                                      ---------          -------
Net cash provided by (used in)
  financing activities                 (957,828)         281,870
                                      ---------          -------

Cash and cash equivalents:
  Net increase                            2,226              650
  At beginning of period                    891              490
                                      ---------          -------
  At end of period                  $     3,117        $   1,140
                                      =========          =======

       See accompanying notes to consolidated financial statements.
                     Shopss.com, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (Unaudited)
      Three Months and Nine Months Ended September 30, 2000 and 1999


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include the operations of Shopss.com, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Comments - The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and had a deficiency in working capital and shareholders' equity at December 31, 1999 and September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise additional debt or equity capital to be able to conduct operations. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1999 with respect to this matter.

Earnings Per Share - Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented.


2. Termination of Operations and Write-off of Goodwill

After the closing of the Asset Purchase Agreement with OSCM - OneStop.com, a Florida corporation ("OSCM"), on October 27, 1999, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment which the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations, sold or wrote-off its operating assets, and terminated all of its employees during the three months ended June 30, 2000. In July 2000, the Company liquidated most of its remaining assets and recorded a related loss of approximately $26,000. The Company was insolvent at September 30, 2000.

As a result of the foregoing, the Company determined that its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology had impaired goodwill. Accordingly, the Company wrote-off unamortized goodwill of $586,077 at June 30, 2000, resulting in a charge to operations for the nine months ended September 30, 2000.


3.  Stockholders' Deficiency

On May 12, 2000, the Company signed an agreement with OSCM to cancel $923,549 of indebtedness owed by OSCM to the Company for the return and cancellation of 11,000,000 shares of common stock and the issuance of a warrant to OSCM to purchase 3,000,000 shares of common stock of the Company. This new agreement also made clarifications as to certain terms of the original Asset Purchase Agreement between OSCM and the Company. The Company accounted for this agreement by increasing shareholders' deficiency by $923,549.

The warrant to purchase 3,000,000 shares is exercisable for a period of two years at $5.00 per share. As a result of the fact that the fair market value of the Company's common stock on May 12, 2000 was $0.375 per share, as well as certain other factors, the Company has determined that this warrant had no intrinsic value.


4.   Acquisition of AccessTel, Inc.

On June 9, 2000, the Company signed a letter of intent to acquire all of the outstanding common shares of AccessTel, Inc. from its shareholders. AccessTel, Inc. is a telecommunications company specializing in voice-over-internet protocol (VOIP) and broadband wireless technology. The number of shares issuable is based upon the shareholders of AccessTel, Inc. receiving 80% of the issued and outstanding stock of the Company on a fully diluted basis after taking into account certain adjustments. To the extent that the Company issues shares in a private placement and/or for the conversion of debt into equity, the Company will be required to issue additional shares to the shareholders of AccessTel, Inc.

On November 21, 2000, a definitive agreement was entered into between the Company and AccessTel, Inc. (subject to the execution by the shareholders
Of AccessTel, Inc.) pursuant to which the Company expects to issue or reserve For issuance 36,100,540 shares of its common stock to the shareholders of Accesstel, Inc. at closing in exchange for all of the outstanding common stock of AccessTel, Inc. The transaction will be accounted for as a reverse acquisition for accounting purposes, with AccessTel, Inc. being deemed as the accounting acquiror.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

Immediately prior to October 27, 1999, the Company was an inactive public company. Effective October 27, 1999, pursuant to an Asset Purchase Agreement, the Company purchased from OSCM - OneStop.com, a Florida corporation ("OSCM"), an 80% ownership interest in CCM, all rights to an option to purchase the remaining 20% ownership interest in CCM, and all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including all software, web-sites, and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the acquired assets, the Company issued to OSCM 12,000,000 shares of its common stock, which represented approximately 60% of its outstanding shares of common stock after giving effect to the transaction. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle between the Company and OSCM, clarifications were made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by a subsidiary of OSCM in Israel, any obligation of the Company to pay cash for the assets acquired from OSCM was cancelled, the holdings of OSCM in the Company were decreased by canceling 11,000,000 shares of common stock owned by OSCM, the Company issued a warrant to OSCM to purchase 3,000,000 shares of common stock at $5.00 per share for a period of two years, and the Company agreed to cancel all amounts due from OSCM to the Company aggregating approximately $1,600,000. Immediately after the closing of the Asset Purchase Agreement, the Company effected a
5.435034 forward split of its common stock.

After the closing of the Asset Purchase Agreement, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment which the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations, sold or wrote-off its operating assets, and terminated all of its employees during the three months ended June 30, 2000. The Company was insolvent at September 30, 2000.

On June 9, 2000, the Company signed a letter of intent to acquire all of the outstanding common shares of AccessTel, Inc. from its shareholders.
The number of shares issuable is based upon the shareholders of AccessTel, Inc. receiving 80% of the issued and outstanding stock of the Company on a fully diluted basis after taking into account certain adjustments. To the extent that the Company issues shares in a private placement and/or for the conversion of debt into equity, the Company will be required to issue additional shares to the shareholders of AccessTel, Inc.

On November 21, 2000, a definitive agreement was entered into between the Company and AccessTel, Inc. (subject to the execution by the shareholders
Of AccessTel, Inc.) pursuant to which the Company expects to issue or reserve For issuance 36,100,540 shares of its common stock to the shareholders of Accesstel, Inc. at closing in exchange for all of the outstanding common stock of AccessTel, Inc. The transaction will be accounted for as a reverse acquisition for accounting purposes, with AccessTel, Inc. being deemed as the accounting acquiror..

AccessTel, Inc. is a telecommunications company specializing in voice-over-internet protocol (VOIP) and broadband wireless technology. The Company will be required to raise capital to fund the operations of AccessTel, Inc. The Company estimates that AccessTel, Inc. will require additional operating capital to fund its operations during the remainder of 2000 and 2001. However, there can be no assurances that the Company will be successful in raising the required capital on a timely basis and/or under acceptable terms and conditions. Furthermore, the Company has substantial liabilities at September 30, 2000 that it is attempting to settle through the issuance of common stock, but there can be no assurances that it will be successful in this regard.

As a result of all of the aforementioned factors, the Company may be forced to file for bankruptcy, and there can be no assurances that the Company will be able to continue in existence.

The information set forth below relates to the business previously conducted by the Company after October 27, 1999 pursuant to the Asset Purchase Agreement. However, as a result of the financial difficulties described above, the Company ceased operations and terminated all of its employees during the three months ended June 30, 2000.

Results of Operations:

Three Months Ended September 30, 2000 and 1999 -

Sales. The Company had negative net sales of $51,661 for the three months ended September 30, 2000 due to sales returns and allowances. Net sales were $733,717 for the three months ended September 30, 1999.

Gross Profit. The Company had no cost of goods sold for the three months ended September 30, 2000. As a result, gross profit was $(51,661) for the three months ended September 30, 2000. Gross profit was $(7,681) for the three months ended September 30, 1999.

Sales and Marketing Expenses. The Company did not have any sales and marketing expenses for the three months ended September 30, 2000. Sales and marketing expenses were $243,417 for the three months ended September 30, 1999.

General and Administrative Expenses. General and administrative expenses were $41,937 for the three months ended September 30, 2000, as compared to $124,924 for the three months ended September 30, 1999, a decrease of $82,987 or 66.4%.

Net Loss. Net loss was $115,775 for the three months ended September 30, 2000, as compared to a net loss of $383,647 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 and 1999 -

Sales. The Company had net sales of $1,699,232 for the nine months ended September 30, 2000, as compared to net sales of $1,448,477 for the nine months ended September 30, 1999, an increase of $250,755 or 17.3%.

Gross Profit. Gross profit was $83,154 (4.9% of sales) for the nine months ended September 30, 2000, as compared to gross profit of $106,333 (7.3% of sales) for the nine months ended September 30, 1999.

Sales and Marketing Expenses. Sales and marketing expenses were $156,681 for the nine months ended September 30, 2000, as compared to sales and marketing expenses of $253,783 for the nine months ended September 30, 1999, a decrease of $97,102 or 38.3%.
General and Administrative Expenses. General and administrative expenses were $428,902 for the nine months ended September 30, 2000, as compared to $200,231 for the nine months ended September 30, 1999, an increase of $228,671 or 114.2%.

Write-off of Goodwill. The Company determined that its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology had impaired goodwill. Accordingly, the Company wrote-off unamortized goodwill of $586,077 at June 30, 2000, resulting in a charge to operations for the nine months ended September 30, 2000.

Net Loss. Net loss was $1,169,370 for the nine months ended September 30, 2000, as compared to a net loss of $356,106 for the nine months ended September 30, 1999.

Liquidity and Capital Resources - September 30, 2000:

Operating Activities. Company had delivered to OSCM and its affiliated entities. During the three months ended June 30, 2000, the Company ceased operations, sold or wrote-off its operating assets, and terminated all of its employees.

At September 30, 2000, the Company had nominal cash resources of $3,117 and a working capital deficit of $2,355,635, as a result of which the Company was insolvent.

Financing Activities. OSCM, through its subsidiary Shopss.com in Israel ("Shopss.com - Israel"), was providing services similar to the Company in Israel. Shopss.com - Israel collected monies through credit cards in 1999, which were cleared through the Company. In January 2000, as a result of customer dissatisfaction issues, the Company began getting chargebacks from the bank for sales by Shopss.com - Israel. The Company received chargebacks of $585,763 against its bank account through April 30, 2000, which was recorded as a liability due the bank. In addition, a receivable from OSCM for advances of $526,583 was established at December 31, 1999.

During the nine months ended September 30, 2000, the Company paid the bank $585,763 and made net payments to OSCM of $396,966.

                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:

1.  Financial Data Schedule (electronic filing only)

1. Reports on Form 8-K:

         Three Months Ended September 30, 2000 - None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Shopss.com, Inc.
                                       ----------------
                                         (Registrant)


                                       /s/ GERARD M. CONCA
Date:  November 27, 2000          By:  _________________________
                                       Gerard M. Conca
                                       Chairman and Chief
                                       Executive Officer
                                       (Duly Authorized Officer)



Date:  November 27, 2000          By:  /s/ MICHELLE C. MILLER
                                       _________________________
                                       Michelle C. Miller
                                       Executive Vice President
                                       and Chief Financial
                                       Officer
                                       (Chief Financial and
                                       Accounting Officer)