Form 10KSB
period 2000-12-31
ACCESSFEL INC
filed 2001-05-18
CIK 1063293

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2000
                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  000-24459
                                      ---------

                             ACCESSTEL, INC.
                             ---------------
          (Name of Small Business Issuer in its Charter)

           UTAH                                            59-2159271
-------------------------------                   --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                 5201 Great America Parkway, Suite 310/3102
                       Santa Clara, California 95054
                         --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (408) 216-4756

                                   N/A
                          ------------------------
      (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent calendar year: December 31, 2000, $0.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 11, 2001 - $855,000. There are approximately 5,727,645 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the present low bid price for these shares on the OTC Bulletin Board of the NASD on May 11, 2001, of $0.15.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date:

                           May 11, 2001

                       Common - 36,359,491

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------

     See Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Current.
     --------

     On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Complaint"), to assert claims, on behalf of its clients, prior management of Shopss, against Accesstel and the Shareholders. The Complaint alleges that Shopss was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel and the Shareholders. The Complaint demands rescission of the Share Exchange Agreement. The Complaint also includes alternative causes of action for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C. Attorneys at Law, the Honorable Raymond Uno, Judge of the Court, issued an order (the "Order") appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Registrant. Pursuant to the Order, Leonard W. Burningham, Esq., as receiver of the Registrant, is empowered to prepare and submit this 10-KSB Annual Report.

     Information provided herein is given to the best knowledge of the Receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is given to the best knowledge of the Receiver, and not management. A copy of this Report has been given to members of management, and the Receiver shall use his best efforts to have this Report reviewed by them, and if appropriate, amended and updated.

     You should not rely on this Report in making any investment decision with
     -------------------------------------------------------------------------
respect to the Registrant!
--------------------------

     See Part I, Item 3.

     Other Developments.
     -------------------

     Immediately prior to October 27, 1999, Accesstel, Inc., a Utah corporation ("Accesstel" or the "Registrant") then known as Shopss.com, Inc., a Utah corporation ("Shopss") was an inactive public company. Effective October 27, 1999 (the "Closing Date"), pursuant to an Asset Purchase Agreement, Shopss purchased from OSCM One Stop Com, Inc. ("OSCM") the following assets (the "Acquired Assets"): (a) an 80% ownership interest in CCM Computer Accessories, Inc. ("CCM"); (b) all rights to the option to purchase the remaining 20% ownership interest in CCM; and (c) all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including, all software, web sites and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the Acquired Assets, Shopss issued to OSCM 12,000,000 shares (representing approximately 60% of its outstanding shares after giving effect to the transaction) of its Common Stock. Shopss also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle (which has not yet been executed) between the Registrant and OSCM (a) a clarification was made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by an OSCM subsidiary in Israel; (b) any obligation of Shopss to pay cash for the Acquired Assets was extinguished; and (c) the holdings of OSCM in Shopss were adjusted by reducing the number of shares of Common Stock owned by OSCM from 12,000,000 shares to 1,000,000 shares with a warrant in favor of OSCM to purchase up to 3,000,000 additional shares of Shopss Common Stock and (d) Shopss agreed to extinguish all liabilities owed by OSCM to the Registrant (approximately $1.6 million through May 12, 2000). Immediately after the closing of the purchase of the Acquired Assets, Shopss effected a forward split of 5.435034 for one.

     After the closing of the purchase of the Acquired Assets, Shopss relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. In view of financial difficulties experienced by OSCM, OSCM was unable to provide working capital and also was unable to pay Shopss for such computer equipment which had been delivered by OSCM to Shopss.

     Shopss entered into a Share Exchange Agreement, dated as of December 18, 2000 (the "Share Exchange Agreement") by and among, Shopss, Accesstel, Inc., a Delaware corporation ("Accesstel") and the shareholders of Accesstel named therein (the "Shareholders"). Pursuant to the Share Exchange Agreement, on December 18, 2000 (the "Closing"), Shopss acquired from the Shareholders all of the shares of Accesstel (the "Acquisition") in exchange for Thirty-six million one hundred thousand five hundred and forty (36,100,540) shares of Shopss common stock representing 80% of the issued and outstanding shares of Shopss after giving effect to the Acquisition. Additional information regarding the Share Exchange Agreement is contained in the Registrant's Current Report on Form 8-K dated December 18, 2000, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference

     On the Closing Gerard Conca and Michele Miller resigned as officers and as directors of Shopss. Pursuant to the terms of the Share Exchange Agreement, Messrs. Lawrence Liang and Stuart Bockler became members of the board of directors of Shopss. The directors then elected Mr. Lawrence Liang as the Chief Executive Officer and President and Mr. Bockler as the Chief Financial Officer and Secretary.

     On or about January 24, 2001, The Board of Directors of the Registrant unanimously adopted and a majority of the shareholders (the "Consenting Shareholders") representing 20,385,438 shares of the 31,416,140 shares outstanding of the common stock, $0.001 par value per share as of December 18, 2000 (the "Record Date") approved an amendment to the Articles of Incorporation, as amended, of Shopss (the "Authorized Shares Amendment") to increase the total number of shares of capital stock which Shopss has the authority to issue from 50,000,000 to 120,000,000 of which 100,000,000 shall be common stock and 20,000,000 shall be Preferred Stock. The text of the Authorized Shares Amendment is attached as Appendix B to the Registrant's
Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

     Effective January 16, 2001, the Board of Directors of the Registrant adopted the Shopss Stock Option Plan (the "Plan") and effective as of January 16, 2001, the Consenting Shareholders approved the Plan. For additional information about the Plan, reference is made to the Registrant's Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

     On or about February 15, 2001, the Registrant filed a Certificate of Amendment (the "Name Amendment")to its Certificate of Incorporation changing the name of the Registrant from Shopss.com, to Accesstel, Inc. For additional information about the Name Amendment, reference is made to the Registrant's
Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

Business.
---------

     According to Item 2 of the Registrant's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 3, 2001, and which is incorporated herein by reference, the Registrant is a supplier of Broadband Wireless, VoIP and Utility Meter Reading over a Wireless and Wired Broadband Network. There services will be provided primarily in China and the Western United States from Accesstel's base in Santa Clara, California. The wireless network and wireless local loop services will provide rapid deployment of phone, fax, high-speed data, video and fixed ISP connection. In addition to deploying broadband wireless strategies and telecom solutions, Accesstel plans to develop 3G Wireless Appliance Technologies.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Registrant is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

Item 2.  Description of Property.
---------------------------------

     According to Item 5 of the Registrant's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 3, 2001, and which is incorporated herein by reference, as of at least January 3, 2001, the Registrant moved its principal executive offices from 115 Newton Road, Plainview, NY 11803 to 5201 Great American Parkway, Suite 320/3102, Santa Clara, CA 95054. The principal executive offices of the Registrant are believed to be leased by the Registrant.

Item 3.  Legal Proceedings.
---------------------------

     On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Complaint"), to assert claims, on behalf of its clients, prior management of Shopss, against Accesstel and the Shareholders. The Complaint alleges that Shopss was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel and the Shareholders. The Complaint demands rescission of the Share Exchange Agreement. The Complaint also includes alternative causes of action for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C. Attorneys at Law, the Honorable Raymond Uno, Judge of the Court, issued an order (the "Order") appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Registrant. Pursuant to the Order, Leonard W. Burningham, Esq., as receiver of the Registrant, is empowered to prepare and submit this 10-KSB Annual Report.

     Stuart Bockler, currently Chief Financial Officer, Secretary and a member of the Board of Directors of the Registrant, is named as a defendant in the Complaint. Lawrence Liang, currently Chief Executive Officer, President and a member of the Board of Directors of the Registrant is named as a defendant in the Complaint.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On or about January 24, 2001, The Board of Directors of the Registrant unanimously adopted and a majority of the shareholders (the "Consenting Shareholders") representing 20,385,438 shares of the 31,416,140 shares outstanding of the common stock, $0.001 par value per share as of December 18, 2000 (the "Record Date") approved an amendment to the Articles of Incorporation, as amended, of Shopss (the "Authorized Shares Amendment") to increase the total number of shares of capital stock which Shopss has the authority to issue from 50,000,000 to 120,000,000 of which 100,000,000 shall be common stock and 20,000,000 shall be Preferred Stock. The text of the Authorized Shares Amendment is attached as Appendix B to the Registrant's
Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

     Effective January 16, 2001, the Board of Directors of the Registrant adopted the Shopss Stock Option Plan (the "Plan") and effective as of January 16, 2001, the Consenting Shareholders approved the Plan. For additional information about the Plan, reference is made to the Registrant's Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

     On or about February 15, 2001, the Registrant filed a Certificate of Amendment (the "Name Amendment")to its Certificate of Incorporation changing the name of the Registrant from Shopss.com, to Accesstel, Inc. For additional information about the Name Amendment, reference is made to the Registrant's
Schedule 14C Preliminary Information Statement which was filed with the Securities and Exchange Commission on January 24, 2001, and is incorporated herein by reference.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for shares of common stock of the Registrant. The common stock of the Registrant is presently quoted on the OTC Bulletin Board of the NASD under the symbol "ATELE" as reflected below. No assurance can be given that any market for the Registrant's common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for the Registrant's common stock during the each quarter of the year ended December 31, 1999 and each quarter of the year ended December 31, 2000, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

(First Available)
November 1, 1999                        None                None

(After a 5.435034 for 1 split)
December 31, 1999                       5.875                .625

March 31, 2000                          3                    .40625

June 30, 2000                            .53125              .15

September 30, 2000                      3                    .40

December 31, 2000                       2.25                 .71875


Recent Sales of Restricted Securities.
--------------------------------------

     The following "restricted securities" have been sold by the Registrant during the past three years:

     20,385,438 shares were issued pursuant to the Share Exchange Agreement dated as of December 18, 2000. These shares were issued pursuant to Regulation D, Rule 506.

     891,268 shares were issued to certain creditors in exchange for cancellation of a combined debt of $891,267 owed such creditors. These shares were issued pursuant to Regulation D, Rule 506.

     1,574,400 shares were issued to Global Guarantee Corporation in exchange for cancellation of certain demand notes payable to Global Guarantee Corporation in the total amount of $393,600. These shares were issued pursuant to Regulation D, Rule 506.

     1,175,000 shares were issued to certain individuals who invested in a private placement of securities whereby said securities were sold at a price of $0.50 per share. These shares were issued pursuant to Regulation D, Rule 506.

     8,690 shares were issued to Gerard Conca, a former director and executive officer, in exchange for cancellation of loans totaling $34,761. These shares were issued pursuant to Regulation D, Rule 506.

     3,050 shares were issued to Michelle Miller, a former officers, in exchange for cancellation of loans totaling $12,200. These shares were issued pursuant to Regulation D, Rule 506.

     500,000 shares were issued to Gerard Conca pursuant to a prior agreement. These shares were issued pursuant to Regulation D, Rule 506. These shares are subject to an escrow agreement and are reserved to cover certain liabilities of the Registrant.

     500,000 shares were issued to Michelle Miller pursuant to a prior agreement. These shares were issued pursuant to Regulation D, Rule 506. These shares are subject to an escrow agreement and are reserved to cover certain liabilities of the Registrant.

Holders.
--------

     The number of record holders of the Registrant's common stock as of May 11, 2001, was approximately 141; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

     There are no present material restrictions that limit the ability of the Registrant to pay dividends on common stock or that are likely to do so in the future. The Registrant has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

     According to Item 2 of the Company's 8-K Current Report which was filed with the Securities and Exchange Commission on January 3, 2001, and which is incorporated herein by reference (see Part III, Item 13), the Company is a supplier of Broadband Wireless, VoIP and Utility Meter Reading over a Wireless and Wired Broadband Network. There services will be provided primarily in China and the Western United States from Accesstel's base in Santa Clara, California. The wireless network and wireless local loop services will provide rapid deployment of phone, facsimile, high-speed data, video and fixed ISP connection. In addition to deploying broadband wireless strategies and telecom solutions, the Registrant plans to develop 3G Wireless Appliance Technologies. No revenues have been produced by the Registrant during the period of March 5, 1999 (inception) to December 31, 2000.

     On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of Shopps.com, Inc., a Utah corporation, against Accesstel, Inc. and the original shareholders of Accesstel, Inc., a Delaware corporation. The Complaint demands rescission of the December 18, 2000, Share Exchange Agreement (the Exchange Agreement") by and between Shopss.com, Inc. a Utah corporation, on the one hand, and Accesstel, Inc. a Delaware corporation and the shareholders of Accesstel, Inc., a Delaware corporation, on the other hand. The Complaint alleges that Shopss.com, Inc. was induced to enter into the Exchange Agreement through a series of false representations made by Accesstel, Inc., a Delaware corporation and the shareholders of Accesstel, Inc., a Delaware corporation. The Complaint also includes alternative causes of action for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

     It is anticipated that the Exchange Agreement will be rescinded by way of stipulation between the parties thereto. Although no assurances can be given, if the Exchange Agreement is rescinded, the Registrant may begin the search for the acquisition of assets, property or business that may benefit the Registrant and its stockholders once the Board of Directors sets guidelines of industries in which the Registrant may have an interest; or the Registrant may seek funding to commence selected business operations.

     Assuming the Exchange Agreement is rescinded, the Registrant is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company, at which time it will adopt a business plan.

Results of Operations.
----------------------

     For the year ended December 31, 2000, the Company had no revenues with general and administrative expenses of $719,368 and write-off of start up costs and research and development costs of $66,800, with $9,902 in miscellaneous income for a net loss of ($777,076). For the year ended December 31, 1999, the Company had no revenues and a write-off of start up costs and research and development costs of $108,000, for a net loss of ($108,000).

Liquidity.
----------

     The Company had cash and cash equivalents as of December 31, 2000, of $542,952, with total assets of $583,163 and total liabilities of $1,145,350

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 2000 and 1999.

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statement of Changes in Stockholders' Equity

     Statements of Cash Flows

     Notes to the Financial Statements

                    INDEPENDENT AUDITOR'S REPORT


                                                  February 28, 2001
                                                  and  May 3, 2001
                                                  as to Note 9a

Shareholders and Directors
Accesstel, Inc.



We have audited the accompanying balance sheet of Accesstel, Inc. (A Development Stage Enterprise) as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the period March 5, 1999 (inception) to December 31, 1999, the year December 31, 2000 and the period March 5, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accesstel, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the period March 5, 1999 (inception) to December 31, 1999, the year ended December 31, 2000 and the period March 5, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The following financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $777,076 for the year ended December 31, 2000. In addition due to the assumption of approximately $1,000,000 in debt from the predessor public entity the Company has both a working capital and stockholders' equity deficiency as of December 31, 2000. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2001, the Company has been sued by the former shareholders of Shopss.com, Inc. which had been merged with the Company on December 18, 2000 ( See Note 1). The complaint alledges that AccessTel and its former shareholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demands rescission. On May 3, 2001, the court issued an order appointing a receiver to the Company to perform certain duties.



                                   Certified Public Accountants
                                   New York, New York

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)
                          BALANCE SHEET
                                                        December 31,
                                                            2000
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $  542,952
  Other receivable                                           1,320
      Total Current Assets                              $  544,272

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net of
  accumulated depreciation of $3,326                        34,897

OTHER ASSETS                                                 3,994
                                                        $  583,163

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $1,028,631
  Payroll Taxes payable                                    116,719
      Total current Liabilities                         $1,145,350

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 20,000,000 shares
    authorized, 0 issued and outstanding                         -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 33,354,091 issued and outstanding           33,354
  Paid in Capital                                          759,535
  Accumulated deficit-during development stage          (1,355,076)
      Total stockholders Equity                           (562,187)
                                                        $  583,163

                See notes to financial statements

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS
                                            For the Period   For the Period
                           For the Period   March 5, 1999    March 5, 1999
                         January 1, 2000 to (inception) to   (inception) to
                         December 31, 2000 December 31, 1999 December 31, 1999
REVENUE                   $           -     $           -     $           0

   Cost of Revenue                    -                 -                 0

GROSS PROFIT                          -                 -                 0

GENERAL AND ADMINISTRATIVE
EXPENSES                        719,368                 -           719,368

WRITE OFF OF START UP COSTS
AND RESEARCH AND DEVELOPMENT
COSTS                            66,800           108,000           174,800

LOSS FROM OPERATIONS           (786,168)         (108,000)         (894,168)

OTHER INCOME
    Miscellaneous income          9,092                 -             9,092
LOSS BEFORE PROVISION FOR
TAXES                          (777,076)         (108,000)         (885,076)

INCOME TAX PROVISION                  -                 -                 -

NET LOSS                     $ (777,076)      $  (108,000)       $ (885,076)

NET LOSS PER SHARE           $    (0.03)      $     (0.00)

Weighted Average Shares
Outstanding                   29,922,347      26,290,603

                See notes to financial statements

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)

                     STATEMENTS OF CASH FLOW
                                            For the Period   For the Period
                           For the Period   March 5, 1999    March 5, 1999
                         January 1, 2000 to (inception) to   (inception) to
                         December 31, 2000 December 31, 1999 December 31, 1999
CASH FLOOS FROM OPERATING
ACTIVITIES:
  Net loss                $ (777,076)      $   (108,000)     $   (885,076)
  Adjustments to reconcile
  net loss to net cash used
  in operating activities:
    Amortization of stock
    based compensation       125,000                  -           125,000
    Depreciation               3,326                  -             3,326
    Other receivables           (880)              (440)           (1,320)
    Other assets              (3,994)                 -            (3,994)
    Accounts Payable         (56,000)            88,440            32,000
    Taxes Payable            116,719                  -           116,719
       Total adjustments     184,171             88,000           271,731

NET CASH USED IN OPERATIONS (592,905)           (20,000)         (613,345)

CASH FLOWS USED BY INVESTING
ACTIVITIES:
  leasehold Improvements and
  equipment purchases        (38,223)                 -           (38,223)

NET CASH USED BY INVESTING
ACTIVITIES                   (38,223)                 -           (38,223)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Note payable                     -            470,000           470,000
  Sale of preferred stock    907,000                  -           907,000
  Debt converted to
  preferred stock            267,080                  -           267,080
  Sale of common stock             -              3,720             3,720
  Dividend to founder
  stockholders                     -           (470,000)         (470,000)
  Capital contributions            -             16,280            16,280

NET CASH PROVIDED BY
FINANCING ACTIVITIES       1,174,080             20,000         1,194,080

NET INCREASE IN CASH         542,952                  -           542,512

CASH, beginning of the
period                             -                  -                 -

CASH, end of the period   $  542,952          $       -        $  542,952

Supplemental disclosures of
cash flow information:

  Interest paid           $        -          $       -
  Taxes paid              $        -          $       -

Non-cash financing activities:

  Purchased research and
  development costs with
  debt                    $        -          $ 470,000
  Conversion of debt to
  Preferred stock         $  736,200          $       -
  Conversion of preferred
  stock to common stock   $1,643,200          $       -
  Assumption of Shopps.com
  indebtedness            $  996,631          $       -
  Unqualified options
  issued for services     $1,000,000          $       -

                See notes to financial statements

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)

                STATEMENT OF STOCKHOLDERS' EQUITY

                                     Preferred Stock           Common Stock
                                 Shares        Amount    Shares    Amount
Balance as of March 5, 1999
(inception)                             -           -   3,320,000  $  3,320

Exercise of stock options for
common stock                                              400,000       400

Dividend to founder shareholders        -           -           -         -

Net loss                                -           -           -         -

Balance as of December 31, 1999         -           -   3,720,000     3,720

Exercise of stock options for
common stock                            -           -     800,000       800

Issuance of unqualified stock
options                                 -           -           -         -

Conversion of debt to preferred
stock                             561,060     736,200           -         -

Sale of preferred stock           435,500     907,000           -         -

Conversion of preferred stock
to common stock                (1,014,560) (1,643,200)  1,410,392     1,410

Common shares issued due to
reverse merger                          -           -  22,770,603    22,771

Sale of common stock                    -           -   1,175,000     1,175

Conversion of debt to equity            -           -   2,466,356     2,466

Issuance of common stock to
former officers for services
and debt                                -           -   1,011,740     1,012

Net loss                                -           -           -         -

Balance as of December 31, 2000         -   $       -  33,354,091  $ 33,354

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)

                STATEMENT OF STOCKHOLDERS' EQUITY
                            continued
                                           Accumulated
                                             Deficit
                               Additional    During                Total
                                Paid in    Development Unearned  Stockholders'
                                Capital       Stage    Compensation  Equity
Balance as of March 5, 1999
(inception)                    $  16,280    $      -    $      -  $    19,600

Exercise of stock options for
common stock                          40           -            -         440

Dividend to founder shareholders       -    (470,000)           -    (470,000)

Net loss                               -    (108,000)           -    (108,000)

Balance as of December 31, 1999   16,320    (578,000)           -    (557,900)

Exercise of stock options for
common stock                          80           -            -         880

Issuance of unqualified stock
options                        1,000,000           -     (875,000)    125,000

Conversion of debt to preferred
stock                                  -           -            -     736,200

Sale of preferred stock                -           -            -     907,000

Conversion of preferred stock
to common stock                1,641,790           -            -           -

Common shares issued due to
reverse merger                (3,971,330)          -      875,000  (3,073,559)

Sale of common stock             586,325           -            -     587,500

Conversion of debt to equity   1,282,401           -            -   1,284,867

Issuance of common stock to
former officers for services
and debt                         203,949           -            -     204,961

Net loss                               -    (777,076)           -    (777,076)

Balance as of December 31, 2000 $759,535 $(1,355,076)   $       - $  (562,187)

                See notes to financial statements.

                        ACCESSTEL, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO FINANCIAL STATEMENTS

Note 1.   Business

Accesstel, Inc. (the "Company") is a Delaware corporation formed on March 5, 1999. The Company was organized to engage in the business of electronic telephony, electronic communication, and electronic data processing.

On December 18, 2000, the Company merged with Shopss.com, Inc. a publicly held entity, whereby the Company was the successor entity. The share exchange is being treated as a reverse merger, which is a recapitalization of the Company. See Note 6.

Note 2.   Summary of Significant Accounting Principles

Cash and cash equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as a cash equivalents. The Company has cash held in excess of $100,000 which exceeds the FDIC insurance limits and is therefore uninsured. In addition approximately $250,000 of such cash and cash equivalents are held in a bank account in China.

Development Stage Enterprise

Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Stock based compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123.

Comprehensive income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and other comprehensive income and is presented in the Statements of Operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $800,000,
which expire beginning in the year 2019.   A reserve of $280,000 has been
applied to offset the related deferred tax asset due to the lack of established earnings to utilize such net operating loss carryforwards.

Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The loss per common share does not include the conversion of outstanding options and warrants since all of the stock options and warrants outstanding are anti-dilutive.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000 the Company believes that there has been no impairment of long-lived assets.

Accounting estimates and assumptions

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

Note 3.   Leasehold Improvements and Equipment

At December 31, 2000, leasehold improvements and equipment consist of the following:



Leasehold improvements                               $   30,002

Furniture & fixtures                                      8,221
                                                         38,223

Less:  accumulated depreciation                           3,326
                                                     $   34,897

Leasehold improvements are depreciated over two years. Furniture and fixtures are depreciated over 3 to 7 years.

Note 4.   Other Assets

Included in other assets are security deposits of $3,994.

Note 5.         Notes Payable

In December 1999, the Company acquired certain technology and research and development from the founders of the Company for two notes payable one at $225,000 and one at $245,000 bearing interest at 8% per annum, convertible into shares of the Company at $1.00 per share. In early 2000, the note holders converted such debt into preferred stock. Pursuant to Staff Accounting Bulletin Topic 5G, transfers of non monetary assets by promoters and shareholders are to be recorded at their historical carryover basis. The shareholders basis in such assets were not auditible and therefore treated as having zero carryover basis. As a result, the assets acquired were recorded as a dividend to the shareholders contributing such assets.

Note 6.   Equity Transactions

a. In 1999, the founders of the Company issued 3,720,000 shares of common stock to themselves for $20,000.

b. In 2000 the Company sold 453,500 shares of preferred stock pursuant to a private placement memorandum at $2.00 per unit. Each unit consisted of one share of preferred stock and one warrant to purchase one share of common stock at an exercise price of $5.00 for a term of six months and include various redemption terms by the Company. These shares of preferred stock were converted to common stock prior to the merger.

c. On December 18, 2000, the Company merged with a publicly held entity, with the Company being the successor entity. The transaction has been accounted for as a reverse merger, which is a recapitalization of the Company. The details of the of the merger with other similtaneous transactions are as follows;

  - the Company received 19,703,835 shares of Shoppss.com Inc. common stock, including the 1,045,595 shares issued pursuant to certain antidilution provisions discussed hereafter and reserved an additional 13,681,560 shares for stock options in exchange for all of its common stock.

  - there was 1,175,000 shares of common stock issued pursuant to an private placement equity raise.

  - there was 2,466,356 shares of common stock issued for $1,284,867 of indebtedness converted to equity.

  - there was 1,011,740 shares of common stock issued to the former officers of Shoppss.com for services and indebtedness converted to equity.

  - the Company assumed $729,630 of outstanding indebtedness and another $267,000 recorded as contingent payables for various contingent liabilities.

The former officers had pledged 1,000,000 shares of common stock for certain undisclosed liabilities if such liabilities were determined to exist at December 18, 2000, but were not disclosed or funded at the closing. The shares would be valued at 85% of the market value upon determination of such liabilities existence for purposes of settling such outstanding liabilities. See Note 9 for litigation.

The merger agreement contained certain antidilution provisions to the Company's shareholders, which have been triggered and required an additional 1,045,595 of common shares to be issued per management. Such additional shares were issued in February 2001. These additional shares were included retroactively to the date of the merger.

d. In January 2001, the Company amended the Articles of Incorporation to increase the total number of authorized shares to from 50,000,000 to 120,000,000 of which 100,000,000 shall be common stock and 20,000,000 shall be preferred stock.

Note 7.   Stock Option Plan

The Company had an incentive stock option plan, which was authorized to issue up to 5,000,000 shares of common stock.

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the period ended December 31, 2000: annual dividends of $0.00, expected volatility of 100% at December 31, 2000, risk-free interest rate of 5.7% and expected life of ten years for all grants. The weighted-average fair value of the non-qualified stock options granted during the year ended December 31, 2000 was $1,000,000, which $125,000 was recorded as compensation expense in 2000 and the remaining balance $ 875,000 to be amortized over 45 months.

Due to the merger the Company's stock option plan was terminated on December 18, 2000. The Company adopted a new stock option plan in January 2001. The unamortized portion of the unearned compensation related to the retired stock option plan was reversed on the day of the merger.

The following tables summarize the changes in options outstanding up to the day of the merger and the related price ranges for shares of the Company's common stock:

Stock Option Plan:

                                                           Weighted
                                                            Average
                                       Shares            Exercise Price
Outstanding at March 5, 1999
(Inception)                               -                    -
    Granted                          1,600,000              $.0011
    Exercised                         (400,000)              .0011
    Expired or cancelled                  -                    -
Outstanding at December 31, 1999     1,200,000              $.0011

   Granted                           2,000,000              $.0011
   Exercised                          (800,000)              .0011
   Expired or cancelled                   -                    -
Outstanding at December 17, 2000     2,400,000              $.0011

Note 8.   Commitments and Contingencies

The Company leases office space pursuant to a lease agreement on a month to month basis in the United States. The Company also leases space in China, which expires in 2002. Rent expense for the period ended December 31, 2000 was $24,325.

Note 9.   Litigation

a.On May 1, 2001, the Company was sued by the former shareholders of Shopss, Inc., which had been merged with the Company on December 18, 2000 (See Notes 1 & 6). The complaint alledges that the Company and its former shareholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demands rescission. On May 3, 2001, the court issued an order appointing a receiver to perform certain duties. Management is evaluating its response to the complaint and appointment of a receiver.

b.The predessor company, Shopss.com, Inc. has been sued by several debtors for non-payment of debts. In some cases a judgements have been entered against the Company for the payment of such debts plus interest and legal fees.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

     None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and positions with the Registrant as of the date of this Report of all of the executive officers and directors of the Registrant. Also set forth below is information as to the principal occupation and background for each named person in the table.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation       or Resignation
   ----              -----------          -----------       --------------

Stuart Bockler    CFO, Secretary             12/18/00             *
                  and Director

Lawrence Liang    CEO, President             12/18/00             *
                  and Director

     * These persons currently serve in these positions.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     Lawrence Liang, Founder, President and CEO and Member to the Board of Accesstel Inc., has over thirty years of seasoned management experience in high tech companies such as IBM, Genoa Systems and Cogito Systems. From 1995 until present, he was president of Telecom Marketing, a consulting Registrant assisting Silicon Valley hi-tech companies in the development of marketing strategies and sales channels. His other successes include the development of SuperEGA, SuperVGA and Flicker Free Super VGA graphics controllers.

     Stuart Bockler, Founder, Secretary and CFO and Member to the Board of Accesstel Inc., is recognized as one of the "Top Technology Analysts on Wall Street". He has commented and reported investment analysis of over one thousand companies in print and has been a Guest Analyst on over two hundred shows of CNN, CNBC and Bloomberg TV. He is President of International Market Advisors which deploys information to Nelsons Institutional Research Catalog, Bloomberg, First Call and Multex Institutional Research and has been a staff writer for The Internet Analyst. Mr. Bockler has recently covered China.com, Razorfish, Teleglobe, AOL and Lycos.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as indicated below, to the knowledge of management, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Registrant:

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

     On or about February 28, 2001, pursuant to Section 8A of the Securities Act of 1933, as amended, Stuart Bockler was ordered by the Securities and Exchange Commission to cease-and-desist from committing or causing any violation and any future violation of Section 17(b) thereof. For further information, see Securities and Exchange Commission Release No. 7956, File No. 3-10433.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No securities of the Registrant are registered pursuant to Section
12(g) of the Securities Exchange Act of 1934, as amended, and the Registrant files reports under Section 15(d) of this Act; accordingly, directors, executive officers and 10% stockholders are not required to make filings under
Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

    The following table sets forth certain information as to the Registrant's Chief Executive Officer and each of the Registrant's officers who received compensation in amounts equal to or exceeding $50,000 for any of the years ended December 31, 2000. No person received any compensation from the Registrant in any fiscal year prior to 1999. Figures listed below do not include automobile and entertainment allowances for certain executive officers of the Registrant which total, in the aggregate, $50,000 for the year ended December 31, 2000.

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Rami Adler   12/31/99    0     0     0         0           0      0       0
Director     12/31/00    0     0     0         0           0      0       0

Stuart       12/31/00    *     0     0         0           0      0       0
Bockler
CFO, Sec'y
and Director

Gerard Conca 12/31/99    0     0     0         0           0      0       0
Chairman and 12/31/00 $84,000  0     0         0           0      0       0
President

Lawrence     12/31/00    *     0     0         0           0      0       0
Liang
CEO, President
and Director

Michele     12/31/99     0     0     0         0           0      0       0
Miller      12/31/00
Vice
President

               * This information is not presently known, and an amendment to this Report will be filed once it is available. See Part I,
                  Item 3.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Registrant's management during the years ended December 31, 2000, or 1999, or the period ending on the date of this Report. Further, no member of the Registrant's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Registrant's directors are compensated for any services provided as director. No additional amounts are payable to the Registrant's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Registrant's directors was compensated during the Registrant's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Registrant, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Registrant or its subsidiaries, or any change in control of the Registrant, or a change in the person's responsibilities following a change in control of the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of the Registrant's common stock as of December 31, 2000, and to the date hereof:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                    12/31/00         Currently (believed)
----------------                    --------         --------------------

Stuart Bockler                   6,192,000-18.5%     6,192,000-17%
58 Amagansett Drive
Morganville, NJ 07761

Lawrence Liang                    7,032,500-21%       7,032,500-19.3%
1269 Mountain Quail Circle
San Jose, CA 95120

Barbara Bockler                   2,140,195-6.4%    2,140,195-5.7%
58 Amagansatt Drive
Morganville, NJ 07761

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Registrant's directors and executive officers as of December 31, 2000, and to the date hereof:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                         12/31/00        Currently (believed)
----------------                         --------        --------------------

Stuart Bockler                        6,192,000-18.5%        6,192,000-17%
58 Amagansett Drive
Morganville, NJ 07761

Lawrence Liang                         7,032,500-21%       7,032,500-19.3%
1269 Mountain Quail Circle
San Jose, CA 95120

All Directors and Executive
Officers as Group (two)               13,224,500-39.5%    13,224,599-36.3%

Changes in Control.
-------------------

     See Part I, Item 3.



Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below under Part I, Item 1, there were no material transactions, or series of similar transactions, during the Registrant's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to the Registrant to own of record or beneficially more than 5% of any class of the Registrant's common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated December 18, 2000

          8-KA-1 Current Report dated December 18, 2000

                                                   Exhibit
Exhibits*                                          Number
Number                                             ------
------
          (i)

          None.

          (ii)                                 Where Incorporated
                                                 In This Report
                                                 --------------
          8-K Current Report dated December      Part I, Item 1
          18, 2000**

          8-KA-1 Current Report dated December   Part I, Item 1
          18, 2000**

          Schedule 14C Preliminary Information   Part I, Item 1
          Statement which was filed with the
          Securities and Exchange Commission on
          January 24, 2001**

          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

          ** These documents and related exhibits have previously been filed with the Securities and Exchange
          Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             ACCESSTEL, INC.



Date: 5/18/2001              By/s/Leonard W. Burningham
                               Leonard W. Burningham, Esq.,
                               Receiver, Duly Authorized