Form 10QSB
period 2001-03-31
ACCESSFEL INC
filed 2001-06-13
CIK 1063293

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the calendar year ended March 31, 2000
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

                           June 13, 2001

                       Common - 36,359,491

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------

     A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by Radin Glass & Company LLP, Certified Public Accountants, in accordance with generally accepted accounting principles in the United States and commence on the following page, together with related Notes. In the opinion of management (see Item 2 below), the Financial Statements fairly present the financial condition of the Company.

                               ACCESSTEL,INC
                    (A Development Stage Enterprise)
                        CONSOLIDATED BALANCE SHEET

                                           MARCH 31, 2001     DECEMBER 31,
2000
                   ASSETS                     (Unaudited)          (Audited)

CURRENT ASSETS
        Cash and cash equivalents             $      -         $    542,952
        Other receivables                            -                1,320
                  TOTAL CURRENT ASSETS         ------------     --------------
                                                                    544,272

PROPERTY AND EQUIPMENT, net of accumulated
    Depreciation of $0 and $3,326                    -               34,897

OTHER ASSETS                                         -                3,994
                                               ------------     --------------
                                               $     -              583,163
                                               ============     ==============


                LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accounts payable and accrued expenses     $ 1,072,631      $ 1,028,631
     Taxes payable                                   -              116,719
                                               ------------     --------------
                  TOTAL CURRENT LIABILITES       1,072,631         1,145,350


STOCKHOLDERS EQUITY
      Preferred Stock, $1.00 par value,
       200,000,000 shares Authorized,
       0 issued and outstanding
      Common Stock $.001 par value,
       100,000,000 shares authorized,
       33,354,091 shares issued and outstanding     33,354           33,354
      Additional pain-in capital                   325,091          759,535
      Accumulated deficit                       (1,431,076)      (1,355,076)
                                               ------------     --------------
                  TOTAL DEFICIENCY In ASSETS    (1,072,631)      (  562,187)

                                              $          -      $   583,163)
                                               ============     ==============

                          See notes to financial statements

                                  ACCESSTEL,INC
                         (A Development Stage Enterprise)
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three months ended March 31
                                    --------------------------------------
                                                  2001               2000
                                         -------------------   ---------------
                                               (Unaudited)         (Unaudited)

REVENUES                                   $         -           $         -

COST OF REVENUES                                     -                     -
                                         -------------------   ---------------
GROSS PROFIT                                         -                     -

GENERAL AND ADMINSTRATIVE EXPENSES                76,000                   -
                                         -------------------   ---------------

LOSS FROM CONTINUING OPERATIONS                  (76,000)                  -
                                         -------------------   ---------------

INTEREST EXPENSE                                     -                     -
                                         -------------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (76,000)                  -
                                         -------------------   ---------------

PROVISION FOR INCOME TAXES                           -                     -
                                         -------------------   ---------------

NET LOSS BEFORE DISCONTINUED OPERATIONS          (76,000)                  -
                                         -------------------   ---------------

DISCONTINUED OPERATIONS                              -               (327,030)
                                         -------------------   ---------------

NET LOSS                                   $  (76,000)         $     (327,030)
                                         ===================   ===============

BASIC (LOSS) PER SHARE DATA
-Loss from continuing operations           $    (0.00)         $       (0.00)
-Loss from discontinued operations              (0.00)                 (0.02)
                                         -------------------   ---------------
Basic loss per share                       $    (0.00)         $       (0.02)
                                         ===================   ===============

WEIGHTED AVERAGE SHARES USED IN
         COMPUTATION                       33,354,091             19,997,160
                                         ==================    ===============



                            See notes to financial statements

                                  ACCESSTEL,INC
                         (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF DEFICENCY IN ASSETS

                      Common Stock                                      Total
                             Amount                              Stockholders'
                             Par Value   Additional     Accumulated     Equity
                    Shares     $.001    Paid-in Capital    (Deficit)(Deficit)
                 -------------------------------------------------------------
BALANCE
DECEMBER 31, 2000  33,354,091 $33,354  $  759,535       $(1,355,076)$(562,187)

Effects of rescission                  $ (434,444)                  $(434,444)

NET LOSS                                                    (76,000) $(76,000)
               ---------------------------------------------------------------
BALANCE            33,354,091 $33,354  $  352,091      $(1,431,076)$1,072,631)
MARCH 31, 2001 ===============================================================
(Unaudited)


                            See notes to financial statements

                                  ACCESSTEL,INC
                         (A Development Stage Enterprise)
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Three months ended March 31,
                                     -----------------------------------------
                                             2001                    2000
                                      -------------------      ---------------



OPERATING ACTIVITES
   Net income (loss)                $          (76,000)       $    (327,030)
   Adjustments to reconcile net
    income(loss) continuing
    to net cash provided by
    (used in) continuing operations:
          Depreciation                             -                  9,936
          Amortization                             -                 16,280
          Gain on sale of equipment                -                  9,935
   Changes in assets and liabilities:
          Cash escrow                              -               (165,768)
          Accounts receivable                      -                 48,044
          Inventory                                -               (199,941)
          Prepaid Expenses                         -                    241
          Accounts payable                      76,000            1,107,521
          Taxes payable                            -                  1,967
          Customer Deposits                        -                335,968
          Other Assets                             -                  1,019
                                        -------------------   ----------------
                                                76,000            1,165,202
                                        ===================   ================

NET CASH PROVIDED BY OPERATING ACTIVITIES          -                838,172
                                        ===================   ================

INVESTING ACTIVITES

NET CASH FLOWS USED IN INVESTING ACTIVITES         -                     -
                                        ===================   ================

FINANCING ACTIVITES
          Advances from OSCM                       -              (411,570)
          Bank Payable                             -              (426,534)
          Notes payable - related party            -                 4,173
                                        -------------------   ----------------
NET CASH FLOWS USED IN FINANCING ACTIVITES         -              (833,931)

INCREASE (DEDREASE) IN CASH                        -                 4,241

CASH AT BEGINNING OF THE PERIOD                    -                   891
                                        -------------------   ----------------
CASH AT THE END OF THE PERIOD           $          -           $     5,132
                                        ===================   ================

SUPPLIMENTAL DATA:
         Interest paid                  $          -           $     5,405
         Taxes paid                                -                   155



                            See notes to financial statements

                         ACCESSTEL, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of ACCESSTEL, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


LITIGATION TO RESCIND MERGER

     On May 1, 2001, the Company was sued by the former shareholders of Shopss, Inc., which had been merged with the Company on December 18, 2000. The complaint alledges that the Company and its former shareholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demands rescission. On May 3, 2001, the court issued an order appointing a receiver to perform certain duties. Management is evaluating its response to the complaint and appointment of a receiver.


BASIS OF PRESENTATION

     The financial statements presented include the results of operations and cashflows for the three months ended March 31, 2001 and 2000 of the former Shopps, Inc. business only. The March 31, 2001 balance sheet is of the former Shopps, Inc., while the December 31, 2000 balance sheet is of the consolidated entities Shopps, Inc. and Accesstel, Inc.

The financial statements presented exclude the assets, liabilities and operations of Accesstel, Inc., with the exception of the December 31, 2000 balance sheet, since the management of Accesstel, Inc. did not provide such financial data and the rescission of the merger would not require such financial data.

GOING CONCERN

The following financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses in addition to having $1,000,000 in debt, negative working capital, a deficiency in assets and no viable operations. These factors all raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following is a discussion and analysis of the Company's financial condition and the results of operations for the quarter ended March 31, 2001. It includes the past and present condition of the Company as well as future expectations. Any statements regarding the future of the Company are projections and not based on any guarantees of performance. Accordingly, actual results may differ materially from those anticipated or expressed in these statements.

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


Plan of Operation.
------------------

     According to Item 2 of the Company's 8-K Current Report which was filed with the Securities and Exchange Commission on January 3, 2001, and which is incorporated herein by reference (see Part II, Item 6 (b)), the Company is a supplier of Broadband Wireless, VoIP and Utility Meter Reading over a Wireless and Wired Broadband Network. Their services will be provided primarily in China and the Western United States from the Company's base in Santa Clara, California. The wireless network and wireless local loop services will provide rapid deployment of phone, facsimile, high-speed data, video and fixed ISP connection. In addition to deploying broadband wireless strategies and telecom solutions, the Company plans to develop 3G Wireless Appliance Technologies. No revenues have been produced by the Company during the two most recent calendar years or the three months ended March 31, 2001.

     On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of Shopps.com, Inc., a Utah corporation, against Accesstel, Inc., a Delaware corporation and the original shareholders of Accesstel, Inc., a Delaware corporation. The Complaint demands rescission of the December 18, 2000, Share Exchange Agreement (the Exchange Agreement") by and between Shopss.com, Inc. a Utah corporation, on the one hand, and Accesstel, Inc. a Delaware corporation and the shareholders of Accesstel, Inc., a Delaware corporation, on the other hand. The Complaint alleges that Shopss.com, Inc. was induced to enter into the Exchange Agreement through a series of false representations made by Accesstel, Inc., a Delaware corporation and the shareholders of Accesstel, Inc., a Delaware corporation. The Complaint also includes alternative causes of action for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

     It is anticipated that the Exchange Agreement will be rescinded by way of stipulation between the parties thereto. Although no assurances can be given, if the Exchange Agreement is rescinded, the Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders once the Board of Directors sets guidelines of industries in which the Registrant may have an interest; or the Registrant may seek funding to commence selected business operations.

     Assuming the Exchange Agreement is rescinded, the Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company, at which time it will adopt a business plan.

On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C. Attorneys at Law, the Honorable Raymond Uno, Judge of the Court, issued an order (the "Order") appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver (the "Receiver") for the Company. Pursuant to the Order, Leonard W. Burningham, Esq., as receiver of the Company, is empowered to prepare and submit this 10-QSB Quarterly Report.

     All information provided in this 10-QSB Quarterly Report is given to the best knowledge of the Receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is given to the best knowledge of the Receiver, and not management. A copy of this Report has been given to members of management, and the Receiver shall use his best efforts to have this Report reviewed by them, and if appropriate, amended and updated.

     You should not rely on this Report in making any investment decision with
     -------------------------------------------------------------------------
respect to the Registrant!
--------------------------

Results of Operations.
----------------------

     The Company has had no material business operations during the two most recent calendar years or the three months ended March 31, 2001.

     For the quarter ended March 31, 2001, the Company had no revenues with general and administrative expenses of $76,000 and no write-off of start up costs and research and development costs, and no miscellaneous income for a net loss of ($76,000). For the quarter ended March 31, 2000, the Company had no revenues, no write-off of start up costs, no research and development costs, and a cost of discontinued operations of $327,030, for a net loss of($327,030).

Liquidity.
----------
     An individual private investor in the Company has provided the Company With an undefined line of credit (to be repaid at one point below prevailing Prime rate) for the purpose of maintaining its good corporate standing in the State of Utah and maintaining the Action (defined below). Management believes That will be sufficient to meet the anticipated expenses during the next 12 months.


                              PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (referred to herein as the "Complaint" or the "Action"), to assert claims, on behalf of its clients, prior management of Shopss.com, Inc., a Utah corporation ("Shopss"), against Accesstel, Inc., a Delaware corporation ("AccessTel") and the Shareholders of AccessTel, Inc., a Delaware corporation (the "Shareholders"). The Complaint alleges that Shopss was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel and the Shareholders. The Complaint demands rescission of the Share Exchange Agreement. The Complaint also includes alternative causes of action for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

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

On May 22, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C. Attorneys at Law, the Honorable L.A. Dever issued a Preliminary Injunction enjoining the Company's stock transfer agent during the pendency of this action from registering the transfer of, or reissuing, any shares issued by the Company and/or Shopps.com, which shares of stock are issued in the name of any defendant (other than the Company's stock transfer agent) or are held for the benefit of any defendant named in the Complaint.

     Stuart Bockler, currently Chief Financial Officer, Secretary and a member of the Board of Directors of the Company, is named as a defendant in the Complaint. Lawrence Liang, currently Chief Executive Officer, President and a member of the Board of Directors of the Complaint is named as a defendant in the Complaint.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          The information set forth in Part II, Item 1. of this 10-QSB Quarterly Report is incorporated herein by reference. The costs and expenses associated with bringing and maintaining the Action have been and are being advanced, on behalf of prior management of Shopss, by an individual private investor in the Company. Further, the costs and expenses associated with the preparation and filing of the Company's most recent Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB have been and are being advanced, on behalf of prior management of Shopss, by the same individual private investor in the Company. The costs and expenses advanced by the individual private investor are to be repaid, pursuant to an undefined line of credit, at one-point below prevailing prime rate.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company's 8-K Current Report which was filed with the Securities and Exchange Commission on January 3, 2001, is incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             ACCESSTEL, INC.



Date: 6/11/2001              By/s/Leonard W. Burningham
                               Leonard W. Burningham, Esq.,
                               Receiver, Duly Authorized