Form 10QSB/A
period 2001-03-31
ACCESSTEL INC /UT/
filed 2001-06-13
CIK 1063293

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-QSB/A-1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the calendar year ended March 31, 2001
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