Form 10KSB/A
period 2000-12-31
ACCESSTEL INC /UT/
filed 2001-06-14
CIK 1063293

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB/A-1

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


                              /s/Radin, Glass & Co, LLP
                                   Certified Public Accountants
                                   New York, New York

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

                             ACCESSTEL, INC.



Date: 6/13/2001              By/s/Leonard W. Burningham
                               Leonard W. Burningham, Esq.,
                               Receiver, Duly Authorized