Form 10QSB
period 2001-06-30
ACCESSTEL INC /UT/
filed 2001-08-20
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                     Commission File Number:  0-24459

                              ACCESSTEL, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                   Utah                              59-2159271
       ------------------------------        ----------------------
       State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)        Identification Number)

                5201 Great American Parkway, Suite 320-3102
                       Santa Clara, California 95054
                -------------------------------------------
                 (Address of principal executive offices)

                Issuer's telephone number:  (408) 216-4756

                              Not applicable
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]  No [ ]

As of June 30, 2001, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                              ACCESSTEL, INC.

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - June 30, 2001
              (Unaudited) and December 31, 2000

              Consolidated Statements of Operations (Unaudited)
              - Three Months and Six Months Ended June 30, 2001
              and 2000

              Consolidated Statements of Cash Flows (Unaudited)
              - Six Months Ended June 30, 2001 and 2000

              Notes to Consolidated Financial Statements
              (Unaudited) - Three Months and Six Months Ended
              June 30, 2001 and 2000

     Item 2. Management's Discussion and Analysis or Plan of
             Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                                Accesstel, Inc.
                                Balance Sheets

                                      June 30,       December 31,
                                        2001             2000
                                      ---------      -----------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents          $                $  542,952
  Other receivables                                        1,302

                                      ---------        ---------
Total current assets                                     544,272
                                      ---------        ---------

Property and equipment                                    38,223

Less:  Accumulated depreciation                           (3,326)
                                      ---------        ---------
                                                          34,897
                                      ---------        ---------

Other assets                                               3,994
                                      ---------        ---------
Total assets                         $                $  583,163
                                      =========        =========


                                  (continued)



                              Accesstel, Inc.
                        Balance Sheets (continued)

                                      June 30,       December 31,
                                        2001             2000
                                      ---------        ---------
                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                         $1,028,631       $1,028,631
  Taxes payable                                          116,719
  Loans from shareholder                 69,132
                                      ---------        ---------
Total current liabilities             1,097,763        1,145,350
                                      ---------        ---------


Stockholders' deficiency:
  Common stock, $.001 par value -
    Authorized - 100,000,000 shares
    Issued and Outstanding -
    33,354,091 shares at June 30,
    2001 and December 31, 2000,
    respectively                         33,354           33,354
  Additional paid-in capital            325,091          759,535
  Accumulated deficit                (1,456,208)      (1,355,076)
                                      ---------        ---------
Total stockholders' deficiency       (1,097,763)        (562,187)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $  583,163
                                      =========        =========

              See accompanying notes to financial statements.


                              Accesstel, Inc.
                   Statements of Operations (Unaudited)

                                            Three Months Ended
                                                 June 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------
Revenues                               $               $

Cost of revenues
                                         ------          -------
Gross profit
                                         ------          -------

General and administrative
  expenses                               25,132

Interest expense                                             696
                                         ------          -------
Loss from continuing operations         (25,132)            (696)
                                         ------          -------
Discontinued operations:
  Loss from operations                                  (139,790)
  Write-off of goodwill                                 (586,077)
                                         ------          -------
                                                        (725,867)
                                         ------          -------
Net loss                               $(25,132)       $(726,564)
                                         ======          =======

Net loss per common share
  (basic and diluted):
  Continuing operations                  $  -             $  -
  Discontinued operations                   -              (0.05)
                                          -----            -----
                                         $  -             $(0.05)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       14,497,160
                                     ==========       ==========

              See accompanying notes to financial statements.


                             Accesstel, Inc.
                   Statements of Operations (Unaudited)

                                           Six Months Ended
                                               June 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------
Revenues                              $              $

Cost of revenues
                                        -------        ---------
Gross profit
                                        -------        ---------

General and administrative
  expenses                              101,132

Interest expense                                           6,101
                                        -------        ---------
Loss from continuing operations        (101,132)          (6,101)
                                        -------        ---------
Discontinued operations:
  Loss from operations                                  (461,415)
  Write-off of goodwill                                 (586,077)
                                        -------        ---------
                                                      (1,047,492)
                                        -------        ---------
Net loss                              $(101,132)     $(1,053,594)
                                        =======        =========

Net loss per common share
  (basic and diluted):
  Continuing operations                  $  -             $  -
  Discontinued operations                   -              (0.06)
                                          -----            -----
                                         $  -             $(0.06)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       16,854,303
                                     ==========       ==========

              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Cash Flows (Unaudited)


                                          Six Months Ended
                                              June 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------
Cash flows from operating
  activities:
  Net loss                            $(101,132)     $(1,053,594)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      Amortization                                        52,431
     Write-off of goodwill                                86,077
    Other                                32,000
    Changes in operating
      assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                               90,117
        Inventory                                         27,676
        Prepaid expenses                                     240
        Other assets                                       8,882
      Increase (decrease) in:
        Accounts payable and
          accrued expenses                             1,045,695
        Taxes payable                                     25,314
        Customer deposits                                174,554
                                      ---------        ---------
Net cash provided by (used in)
  operating activities                  (69,132)         957,392
                                      ---------        ---------

                                  (continued)


                              Accesstel, Inc.
             Statements of Cash Flows (Unaudited) (continued)


                                           Six Months Ended
                                               June 30,
                                      --------------------------
                                         2000             1999
                                      ---------        ---------
Cash flows from financing
  activities:
  Repayments to OSCM                                    (396,966)
  Decrease in bank payable                              (585,763)
  Principal payments on leases
    payable                                               (5,090)
  Increase in notes payable -
    related parties                                       29,565
  Loans from shareholder                 69,132
                                      ---------        ---------
Net cash provided by (used in)
  financing activities                   69,132         (958,254)
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                 -                 (862)
  At beginning of period                  -                  891
                                      ---------        ---------
  At end of period                  $     -            $      29
                                      =========        =========


              See accompanying notes to financial statements.

                             Accesstel, Inc.
                 Notes to Financial Statements (Unaudited)
         Three Months and Six Months Ended June 30, 2001 and 2000


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying financial statements include the operations of Accesstel, Inc. and Shopss.com, Inc. as described below. Shopss.com, Inc., a Utah corporation, changed its name to Accesstel, Inc. on February 15, 2001, in conjunction with the acquisition of Accesstel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000. Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001.

The accompanying financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

The financial statements for the three months and six months ended June 30, 2000 consist of the operations of Shopss.com, Inc., which have been presented as discontinued operations. The financial statements for the three months and six months ended June 30, 2001 include the operations of Accesstel, Inc. The balance sheet as of December 31, 2000 includes the assets and liabilities of both the Accesstel, Inc. and Shopss.com, Inc. operations. The balance sheet as of June 30, 2001 includes the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of Accesstel, Inc.'s operations due to the rescission litigation.

Accesstel, Inc., formerly Shopss.com, Inc., is referred to herein as the "Company".

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The accompanying interim financial statements have not been reviewed by an independent accounting firm. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at June 30, 2001 and December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2000 with respect to this matter.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if all dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted loss per common share is the same for all periods presented.

2.  Termination of Operations and Write-off of Goodwill

After the closing of the Asset Purchase Agreement with OSCM - OneStop.com, a Florida corporation ("OSCM"), on October 27, 1999, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment that the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations and became insolvent, sold or wrote-off its operating assets, and terminated all of its employees during the three months ended June 30, 2000.

As a result of the foregoing, the Company determined that its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology had impaired existing goodwill. Accordingly, the Company wrote-off unamortized goodwill of $586,077 at June 30, 2000.

3.  Acquisition of Accesstel, Inc.

Effective December 18, 2001, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that a settlement of the lawsuit, which is expected to include rescission of the Share Exchange Agreement, will be entered into within the next several weeks, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.

4.  Stockholders' Deficiency

On January 16, 2001, the Board of Directors of the Company unanimously adopted and a majority of the shareholders approved a stock option plan that provides for the issuance of up to 20,000,000 shares of common stock of the Company.

On January 24, 2001, the Board of Directors of the Company unanimously adopted and a majority of the shareholders approved an amendment to the Articles of Incorporation to increase the total authorized number of shares of capital stock from 50,000,000 to 120,000,000, of which 100,000,000 shares are common stock and 20,000,000 shares are preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

The accompanying financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated

The Company is currently insolvent and has no business operations. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Summary of Recent Transactions:

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

After the closing of the Asset Purchase Agreement, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment which the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations and became insolvent, sold or wrote-off its operating assets, and terminated all of its employees during the three months ended June 30, 2000.

Effective December 18, 2001, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that a settlement of the lawsuit, which is expected to include rescission of the Share Exchange Agreement, will be entered into within the next several weeks, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.

Results of Operations:

Three Months Ended June 30, 2001 and 2000 -

During the three months ended June 30, 2001, the Company incurred general and administrative expenses of $25,132, consisting primarily of legal and accounting expenses.

During the three months ended June 30, 2000, the Company incurred a loss from discontinued operations of ($725,867) and interest expense of $696, resulting in a net loss of ($726,564). The loss from discontinued operations consisted of a loss from operations of ($139,790) and a write-off of goodwill of ($586,077). The Company wrote-off unamortized goodwill of $586,077 at June 30, 2000 as a result of its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology.

Six Months Ended June 30, 2001 and 2000 -

During the six months ended June 30, 2001, the Company incurred general and administrative expenses of $101,132, consisting primarily of legal and accounting expenses.

During the six months ended June 30, 2000, the Company incurred a loss from discontinued operations of ($1,047,492) and interest expense of $6,101, resulting in a net loss of ($1,053,594). The loss from discontinued operations consisted of a loss from operations of ($461,415) and a write-off of goodwill of ($586,077). The Company wrote-off unamortized goodwill of $586,077 at June 30, 2000 as a result of its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology.

Liquidity and Capital Resources - June 30, 2001:

Operating Activities -

At June 30, 2001, the Company had no cash resources and a working capital deficit of ($1,097,763), as a result of which the Company was insolvent. The Company utilized $69,132 of cash in operating activities during the six months ended June 30, 2001, as compared to generating $957,392 of cash during the six months ended June 30, 2000.

Financing Activities -

During the six months ended June 30, 2001, a shareholder made advances to or on behalf of the Company aggregating $69,132 pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company.

During 1999, OSCM, through its subsidiary Shopss.com in Israel ("Shopss.com
- Israel"), was providing services similar to the Company in Israel. Shopss.com - Israel collected monies through credit cards in 1999, which were cleared through the Company. In January 2000, as a result of customer dissatisfaction issues, the Company began getting chargebacks from the bank for sales by Shopss.com - Israel. The Company received chargebacks of $585,763 against its bank account, which was recorded as a liability due the bank at December 31, 1999. During the six months ended June 30, 2000, the Company paid the bank $585,763 and made net payments to OSCM of $396,966.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Effective December 18, 2001, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, LC filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, LC, the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that a settlement of the lawsuit, which is expected to include rescission of the Share Exchange Agreement, will be entered into within the next several weeks, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:  None

    (b)  Reports on Form 8-K:

         Three Months Ended June 30, 2001 - None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Accesstel, Inc.
                                       ---------------
                                        (Registrant)


                                       /s/ LEONARD W. BURNINGHAM
Date:  August 20, 2001            By:  _________________________
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Officer)