Form 10QSB/A
period 2001-06-30
ACCESSTEL INC /UT/
filed 2001-09-11
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

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
Total assets                         $                $  583,163
                                      =========        =========


















                                (continued)

                              Accesstel, Inc.
                        Balance Sheets (continued)

                                      June 30,       December 31,
                                        2001             2000
                                      ---------        ---------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                         $1,087,764       $1,028,631
  Taxes payable                                          116,719
  Due to shareholder                     92,462
                                      ---------        ---------
Total current liabilities             1,180,226        1,145,350
                                      ---------        ---------


Stockholders' deficiency:
  Common stock, $.001 par value -
    Authorized - 100,000,000 shares
    Issued and Outstanding -
    33,354,091 shares at June 30,
    2001 and December 31, 2000,
    respectively                         33,354           33,354
  Additional paid-in capital            325,091          759,535
  Accumulated deficit                (1,538,671)      (1,355,076)
                                      ---------        ---------
Total stockholders' deficiency       (1,180,226)        (562,187)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $  583,163
                                      =========        =========















              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Operations (Unaudited)

                                        Three Months Ended
                                                June 30,
                                      --------------------------
                                        2001             2000
                                      ---------        ---------

Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                              107,595

Interest expense                                             696
                                        -------          -------
Loss from continuing operations        (107,595)            (696)
                                        -------          -------
Discontinued operations:
  Loss from operations                                  (139,790)
  Write-off of goodwill                                 (586,077)
                                        -------          -------
                                                        (725,867)
                                        -------          -------
Net loss                              $(107,595)       $(726,564)
                                        =======          =======

Net loss per common share
  (basic and diluted):
  Continuing operations                  $  -             $  -
  Discontinued operations                   -              (0.05)
                                          -----            -----
                                         $  -             $(0.05)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       14,497,160
                                     ==========       ==========






              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Operations (Unaudited)

                                          Six Months Ended
                                              June 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------

Revenues                              $              $

Cost of revenues
                                        -------        ---------
Gross profit
                                        -------        ---------

General and administrative
  expenses                              183,595

Interest expense                                           6,101
                                        -------        ---------
Loss from continuing operations        (183,595)          (6,101)
                                        -------        ---------
Discontinued operations:
  Loss from operations                                  (461,415)
  Write-off of goodwill                                 (586,077)
                                        -------        ---------
                                                      (1,047,492)
                                        -------        ---------
Net loss                              $(183,595)     $(1,053,594)
                                        =======        =========

Net loss per common share
  (basic and diluted):
  Continuing operations                  $(0.01)          $  -
  Discontinued operations                   -              (0.06)
                                          -----            -----
                                         $(0.01)          $(0.06)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       16,854,303
                                     ==========       ==========





              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Cash Flows (Unaudited)


                                          Six Months Ended
                                              June 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------

Cash flows from operating
  activities:
  Net loss                            $(183,595)     $(1,053,594)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization                                        52,431
    Write-off of goodwill                                586,077
    Changes in operating
      assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                               90,117
        Inventory                                         27,676
        Prepaid expenses                                     240
        Other assets                                       8,882
      Increase (decrease) in:
        Accounts payable and
          accrued expenses               91,133        1,045,695
        Taxes payable                                     25,314
        Customer deposits                                174,554
                                      ---------        ---------
Net cash provided by (used in)
  operating activities                  (92,462)         957,392
                                      ---------        ---------













                                (continued)

                              Accesstel, Inc.
             Statements of Cash Flows (Unaudited) (continued)


                                           Six Months Ended
                                               June 30,
                                      --------------------------
                                         2000             1999
                                      ---------        ---------

Cash flows from financing
  activities:
  Repayments to OSCM                                    (396,966)
  Decrease in bank payable                              (585,763)
  Principal payments on leases
    payable                                               (5,090)
  Increase in notes payable -
    related parties                                       29,565
  Due to shareholder                     92,462
                                      ---------        ---------
Net cash provided by (used in)
  financing activities                   92,462         (958,254)
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                 -                 (862)
  At beginning of period                  -                  891
                                      ---------        ---------
  At end of period                  $     -            $      29
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

2.  Termination of Operations and Write-off of Goodwill

After the closing of the Asset Purchase Agreement with OSCM - OneStop.com, Inc., a Florida corporation ("OSCM"), on October 27, 1999, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment that the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations and became insolvent, sold or wrote-off its operating assets, and terminated all of its employees during the three months ended June 30, 2000.

As a result of the foregoing, the Company determined that its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology had impaired existing goodwill. Accordingly, the Company wrote-off unamortized goodwill of $586,077 at June 30, 2000.

3.  Acquisition of Accesstel, Inc.

Effective December 18, 2000, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, L.C. filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

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

4.  Transactions with Shareholder

During the six months ended June 30, 2001, a shareholder made advances to or on behalf of the Company aggregating $35,462 pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $57,000 during the six months ended June 30, 2001.

5.  Stockholders' Deficiency

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

6.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangibles", and No. 143, "Accounting for Asset Retirement Obligations". The Company is reviewing the requirements for adopting and the implications of adopting such standards. The Company does not currently believe that the adoption of such standards will have a material effect on financial statement presentation or disclosure.

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

Summary of Recent Transactions:

Immediately prior to October 27, 1999, the Company was an inactive public company. Effective October 27, 1999, pursuant to an Asset Purchase Agreement, the Company purchased from OSCM - OneStop.com, Inc., a Florida corporation ("OSCM"), an 80% ownership interest in CCM, all rights to an option to purchase the remaining 20% ownership interest in CCM, and all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including all software, web-sites, and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the acquired assets, the Company issued to OSCM 12,000,000 shares of its common stock, which represented approximately 60% of its outstanding shares of common stock after giving effect to the transaction. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle between the Company and OSCM, clarifications were made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by a subsidiary of OSCM in Israel, any obligation of the Company to pay cash for the assets acquired from OSCM was cancelled, the holdings of OSCM in the Company were decreased by canceling 11,000,000 shares of common stock owned by OSCM, the Company issued a warrant to OSCM to purchase 3,000,000 shares of common stock at $5.00 per share for a period of two years, and the Company agreed to cancel all amounts due from OSCM to the Company aggregating approximately $1,600,000. Immediately after the closing of the Asset Purchase Agreement, the Company effected a
5.435034 forward split of its common stock.

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

Effective December 18, 2000, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, L.C. filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

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

Results of Operations:

Three Months Ended June 30, 2001 and 2000 -

During the three months ended June 30, 2001, the Company incurred general and administrative expenses of $107,595, consisting primarily of legal and accounting expenses and charges by a shareholder for services rendered of $57,000.

During the three months ended June 30, 2000, the Company incurred a loss from discontinued operations of $725,867 and interest expense of $696, resulting in a net loss of $726,564. The loss from discontinued operations consisted of a loss from operations of $139,790 and a write-off of goodwill of $586,077. The Company wrote-off unamortized goodwill of $586,077 at June 30, 2000 as a result of its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology.

Six Months Ended June 30, 2001 and 2000 -

During the six months ended June 30, 2001, the Company incurred general and administrative expenses of $183,595, consisting primarily of legal and accounting expenses and charges by a shareholder for services rendered of $57,000.

During the six months ended June 30, 2000, the Company incurred a loss from discontinued operations of $1,047,492 and interest expense of $6,101, resulting in a net loss of $1,053,594. The loss from discontinued operations consisted of a loss from operations of $461,415 and a write-off of goodwill of $586,077. The Company wrote-off unamortized goodwill of $586,077 at June 30, 2000 as a result of its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology.

Liquidity and Capital Resources - June 30, 2001:

Operating Activities -

At June 30, 2001, the Company had no cash resources and a working capital deficit of $1,180,226, as a result of which the Company was insolvent. The Company utilized $92,462 of cash in operating activities during the six months ended June 30, 2001, as compared to generating $957,392 of cash during the six months ended June 30, 2000.

Financing Activities -

During the six months ended June 30, 2001, a shareholder made advances to or on behalf of the Company aggregating $35,462 pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $57,000 during the six months ended June 30, 2001.

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

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Effective December 18, 2000, the Company entered into a Share Exchange Agreement by and among Shopss.com, Inc., Accesstel, Inc., a Delaware corporation, and the shareholders of Accesstel, Inc., pursuant to which the Company acquired all of the shares of Accesstel, Inc. in exchange for 36,100,540 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction.

On May 1, 2001, Droz, Reed & Wangsgard, L.C. filed suit in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 010903821, to assert claims, on behalf of its clients, prior management of the Company, against Accesstel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by Accesstel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Droz, Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

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


                                       Accesstel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ LEONARD W. BURNINGHAM
Date:  August 31, 2001            By:  _________________________
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Officer)