Form 10QSB
period 2001-09-30
ACCESSTEL INC /UT/
filed 2001-11-19
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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

As of September 30, 2001, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                              ACCESSTEL, INC.

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

            Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

            Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001 and 2000

            Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                              Accesstel, Inc.
                              Balance Sheets

                                    September 30,    December 31,
                                        2001             2000
                                      ---------      -----------
                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents          $                $  542,952
  Other receivables                                        1,302
                                                               -
                                       --------        ---------
Total current assets                                     544,272
                                      ---------        ---------

Property and equipment                                    38,223

Less:  Accumulated depreciation                           (3,326)
                                      ---------        ---------
                                                          34,897
                                      ---------        ---------

Other assets                                               3,994
                                      ---------        ---------
Total assets                         $                $  583,163
                                      =========        =========
                                (continued)

                              Accesstel, Inc.
                        Balance Sheets (continued)

                                    September 30,     December 31,
                                        2001             2000
                                      ---------        ---------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses                         $1,087,764       $1,028,631
  Taxes payable                                          116,719
  Due to shareholder                    125,959
  Accrued interest payable                1,342
                                      ---------        ---------
Total current liabilities             1,215,065        1,145,350
                                      ---------        ---------


Stockholders' deficiency:
  Common stock, $.001 par value -
    Authorized - 100,000,000 shares
    Issued and Outstanding -
    33,354,091 shares at September
    30, 2001 and December 31, 2000,
    respectively                         33,354           33,354
  Additional paid-in capital            325,091          759,535
  Accumulated deficit                (1,573,510)      (1,355,076)
                                      ---------        ---------
Total stockholders' deficiency       (1,215,065)        (562,187)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $  583,163
                                      =========        =========

              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Operations (Unaudited)

                                          Three Months Ended
                                             September 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------

Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               33,497

Interest expense                          1,342            1,520
                                        -------          -------
Loss from continuing operations         (34,839)          (1,520)
                                        -------          -------
Discontinued operations:
  Loss from operations                                  (114,255)
                                        -------          -------
                                                        (114,255)
                                        -------          -------
Net loss                              $ (34,839)       $(115,775)
                                        =======          =======

Net loss per common share
  (basic and diluted):
  Continuing operations                  $  -             $  -
  Discontinued operations                   -              (0.01)
                                          -----            -----
                                         $  -             $(0.01)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091        8,997,160
                                     ==========        =========








              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Operations (Unaudited)


                                          Nine Months Ended
                                            September 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------

Revenues                              $              $

Cost of revenues
                                        -------        ---------
Gross profit
                                        -------        ---------

General and administrative
  expenses                              217,092

Interest expense                          1,342            7,621
                                        -------        ---------
Loss from continuing operations        (218,434)          (7,621)
                                        -------        ---------
Discontinued operations:
  Loss from operations                                  (575,672)
  Write-off of goodwill                                 (586,077)
                                        -------        ---------
                                                      (1,161,749)
                                        -------        ---------
Net loss                              $(218,434)     $(1,169,370)
                                        =======        =========

Net loss per common share
  (basic and diluted):
  Continuing operations                  $(0.01)          $  -
  Discontinued operations                   -              (0.08)
                                          -----            -----
                                         $(0.01)          $(0.08)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       14,497,160
                                     ==========       ==========





              See accompanying notes to financial statements.

                              Accesstel, Inc.
                   Statements of Cash Flows (Unaudited)


                                          Nine Months Ended
                                           September 30,
                                      --------------------------
                                         2001             2000
                                      ---------        ---------


Cash flows from operating
  activities:
  Net loss                            $(218,434)     $(1,169,370)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization                                        52,431
    Loss on disposal of
      fixed assets                                        26,107
    Write-off of goodwill                                586,077
    Changes in operating
      assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                               93,102
        Inventory                                        121,081
        Prepaid expenses                                     240
        Other assets                                      12,781
      Increase (decrease) in:
        Accounts payable and
          accrued expenses               91,133          974,906
        Taxes payable                                     25,313
        Customer deposits                                226,586
        Accrued interest
          payable                         1,342
                                      ---------        ---------
Net cash provided by (used in)
  operating activities                 (125,959)         949,254
                                      ---------        ---------


Cash flows from investing
  activities:
  Proceeds from sales of
    fixed assets                                          10,800
                                      ---------        ---------
Net cash provided by investing
  activities                                              10,800
                                      ---------        ---------



                                (continued)

                              Accesstel, Inc.
             Statements of Cash Flows (Unaudited) (continued)


                                          Nine Months Ended
                                             September 30,
                                      --------------------------
                                        2001             2000
                                      ---------        ---------

Cash flows from financing
  activities:
  Repayments to OSCM                                    (396,966)
  Decrease in bank payable                              (585,763)
  Principal payments on leases
    payable                                               (4,664)
  Increase in notes payable -
    related parties                                       29,565
  Due to shareholder                    125,959
                                      ---------        ---------
Net cash provided by (used in)
  financing activities                  125,959         (957,828)
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                 -                2,226
  At beginning of period                  -                  891
                                      ---------        ---------
  At end of period                  $     -            $   3,117
                                      =========        =========

              See accompanying notes to financial statements.

                              Accesstel, Inc.
                 Notes to Financial Statements (Unaudited)
      Three Months and Nine Months Ended September 30, 2001 and 2000


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

The financial statements for the three months and nine months ended September 30, 2000 consist of the operations of Shopss.com, Inc., which have been presented as discontinued operations. The financial statements for the three months and nine months ended September 30, 2001 include the operations of Accesstel, Inc. The balance sheet as of December 31, 2000 includes the assets and liabilities of both the Accesstel, Inc. and Shopss.com, Inc. operations. The balance sheet as of September 30, 2001 includes the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of Accesstel, Inc.'s operations due to the rescission litigation.

Accesstel, Inc., formerly Shopss.com, Inc., is referred to herein as the "Company".

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at September 30, 2001 and December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2000 with respect to this matter.

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

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that this lawsuit will be settled, which is expected to include rescission of the Share Exchange Agreement, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.

4.  Transactions with Shareholder

During the three months and nine months ended September 30, 2001, a shareholder made advances to or on behalf of the Company aggregating $4,997 and $40,459, respectively, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $85,500 for the three months and nine months ended September 30, 2001, respectively.

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

6.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a material effect on the Company's financial statement presentation or disclosures.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is reviewing the requirements for adopting and the implications of adopting SFAS 142. The Company does not believe that the adoption of SFAS 142 will have a material effect on the Company's financial statement presentation or disclosures.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. The Company is reviewing the requirements for adopting and the implications of adopting SFAS 143. The Company does not believe that the adoption of SFAS 143 will have a material effect on the Company's financial statement presentation or disclosures.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. The Company is reviewing the requirements for adopting and the implications of adopting SFAS 144. The Company does not believe that the adoption of SFAS 144 will have a material effect on the Company's financial statement presentation or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that this lawsuit will be settled, which is expected to include rescission of the Share Exchange Agreement, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.

Results of Operations:

Three Months Ended September 30, 2001 and 2000 -

During the three months ended September 30, 2001, the Company incurred general and administrative expenses of $33,497, which consisted of legal and accounting expenses of $4,997 and charges by a shareholder for services rendered of $28,500, and interest expense of $1,342 related to advances by a shareholder to or on behalf of the Company.

During the three months ended September 30, 2000, the Company incurred a loss from discontinued operations of $114,255 and interest expense of $1,520, resulting in a net loss of $115,775.

Nine Months Ended September 30, 2001 and 2000 -

During the nine months ended September 30, 2001, the Company incurred general and administrative expenses of $217,092, which consisted of legal and accounting expenses of $131,592 and charges by a shareholder for services rendered of $85,500, and interest expense of $1,342 related to advances by a shareholder to or on behalf of the Company.

During the nine months ended September 30, 2000, the Company incurred a loss from discontinued operations of $1,161,749 and interest expense of $7,621, resulting in a net loss of $1,169,370. The loss from discontinued operations consisted of a loss from operations of $575,672 and a write-off of goodwill of $586,077. The Company wrote-off unamortized goodwill of $586,077 at June 30, 2000 as a result of its decision to refocus its business efforts to develop voice-over-internet protocol and broadband wireless technology.

Liquidity and Capital Resources - September 30, 2001:

Operating Activities -

At September 30, 2001, the Company had no cash resources and a working capital deficit of $1,215,065, as a result of which the Company was insolvent. The Company utilized $125,959 of cash in operating activities during the nine months ended September 30, 2001, as compared to generating $949,254 of cash during the nine months ended September 30, 2000.

Financing Activities -

During the three months and nine months ended September 30, 2001, a shareholder made advances to or on behalf of the Company aggregating $4,997 and $40,459, respectively, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $85,500 for the three months and nine months ended September 30, 2001, respectively.

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

The parties to the lawsuit are currently involved in settlement negotiations. Although it is currently anticipated that the lawsuit will be settled, which is expected to include rescission of the Share Exchange Agreement, there can be no assurances in this regard. It is anticipated that once the lawsuit is settled and the Share Exchange Agreement is rescinded, the Company will seek to acquire a new business opportunity, which may require related debt or equity financing, although there can be no assurances that the Company will be successful in this regard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:  None

    (b)  Reports on Form 8-K:

         Three Months Ended September 30, 2001 - None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Accesstel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ LEONARD W. BURNINGHAM
Date:  November 19, 2001          By:  _________________________
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Officer)