Form 10KSB
period 2001-12-31
ACCESSTEL INC /UT/
filed 2002-05-15
CIK 1063293

United States Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                   Commission File No. 0-24459

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

  5201 Great America Parkway, Suite 320-3102, Santa Clara, California 95054
  -------------------------------------------------------------------------
        (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (408) 216-4756
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock $0.001 Par Value
                      -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no operating revenues for the fiscal year ended December 31, 2001.

     The aggregate market value of the issuer's common stock held by non-affiliates of the Company as of March 31, 2002, was $539,682.

     As of March 31, 2002 the issuer had 33,354,091 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

     Documents incorporated by reference:  None.
                                           -----


    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
                Securities Litigation Reform Act of 1995
                ----------------------------------------

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Current Issue Overview.
-----------------------

     The Company, then "Shopss.com, Inc.,", a Utah corporation, changed its name to "AccessTel, Inc." effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a "reverse" reorganization transaction effective December 18, 2000. Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001. AccessTel, Inc., formerly Shopss.com, Inc., is somethimes referred to herein as the "Company".

     The information contained herein is based on the information available to the receiver, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to the best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

     The financial statements for the year ended December 31, 2000, consist of the operations of Shopss.com, Inc., which have been presented as discontinued operations. The financial statements for the year ended December 31, 2001, exclude the operations of AccessTel, Inc. The balance sheet as of December 31, 2000, includes the assets and liabilities of AccessTel, Inc. and Shopss.com, Inc.'s operations. The balance sheet as of December 31, 2001, includes the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

     The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity and pursuing litigation against management of AccessTel, Inc. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Business Developments During 2001.
----------------------------------

     On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel, Inc., a Delaware corporation, and the original shareholders of Accesstel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

     On May 16, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by AccessTel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

     On May 27, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

     On January 17, 2002 Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of AccessTel, Inc., a Utah corporation, that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of AccessTel, Inc., a Utah corporation, failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement. Although the Motion to Enforce Settlement has not been scheduled to be heard, AccessTel, Inc. has not timely filed a response to that Motion.

     During February 2002, pursuant to the Motion of counsel for AccessTel, Inc., a Delaware corporation, and the original shareholders of AccessTel, Inc., the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the defendants. As a result, the court continued to have jurisdiction over the corporate defendants and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of current management.

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

Business Development History of the Company.
--------------------------------------------

     Immediately prior to October 27, 1999, the Company was an inactive publicly-held company. Effective October 27, 1999, pursuant to an Asset Purchase Agreement, the Company purchased from OSCM - OneStop.com, Inc., a Florida corporation
("OSCM"), an 80% ownership interest in CCM, all rights to an option to purchase the remaining 20% ownership interest in CCM, and all assets relating to the Shopss.com virtual shopping mall owned by OSCM, including all software, web-sites and related technology, customers and customer lists, patents, trademarks and trade names. In exchange for the acquired assets, the Company issued to OSCM 12,000,000 shares of its common stock, which represented approximately 60% of its outstanding shares of common stock after giving effect to the transaction. The Company also agreed to assume the liabilities relating to the Shopss.com business as recorded on the financial statements of OSCM and the liabilities relating to the option of the stockholders of CCM to require OSCM to purchase the remaining 20% interest in CCM. Pursuant to a subsequent agreement in principle between the Company and OSCM, clarifications were made to the effect that none of the assets relating to the Shopss.com virtual shopping mall would include any of the assets or liabilities relating to the virtual shopping mall operated by a subsidiary of OSCM in Israel, any obligation of the Company to pay cash for the assets acquired from OSCM was cancelled, the holdings of OSCM in the Company were decreased by canceling 11,000,000 shares of common stock owned by OSCM, the Company issued a warrant to OSCM to purchase 3,000,000 shares of common stock at $5.00 per share for a period of two years and the Company agreed to cancel all amounts due from OSCM to the Company aggregating approximately $1,600,000. Immediately after the closing of the Asset Purchase Agreement, the Company effected a 5.435034 forward split of its common stock.

     After the closing of the Asset Purchase Agreement, the Company relied on OSCM for a substantial portion of its working capital and provided OSCM with computers and other equipment. As a result of certain financial difficulties experienced by OSCM, OSCM was unable to provide working capital to the Company and was also unable to pay the Company for the equipment which the Company had delivered to OSCM and its affiliated entities. As a result of these financial difficulties, the Company ceased operations and became insolvent, sold or wrote-off its operating assets and terminated all of its employees during the three months ended June 30, 2000.

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

     At the closing of this transaction, the existing officers and directors resigned, and new officers and directors were appointed.

     On January 16, 2001, the Board of Directors of the Company unanimously adopted and a majority of the shareholders approved a stock option plan that provided for the issuance of up to 20,000,000 shares of common stock of the Company.

     On January 24, 2001, the Board of Directors of the Company unanimously adopted and a majority of the shareholders approved an amendment to the Articles of Incorporation to increase the total authorized number of shares of capital stock from 50,000,000 to 120,000,000, of which 100,000,000 shares are common stock and 20,000,000 shares are preferred stock.

     On February 16, 2001, the Company filed Articles of Amendment to its Articles of Incorporation with the State of Utah to change the name of the Company from "Shopss.com, Inc." to "AccessTel, Inc.," and to increase the Company's equity capitalization to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of December 31, 2001, the Company did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel, Inc., a Delaware corporation, and the original shareholders of AccessTel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

     On May 16, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by AccessTel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

     On May 27, 2001, pursuant to the Motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

     On January 17, 2002 Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of AccessTel, Inc., a Utah corporation, that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of AccessTel, Inc., a Utah corporation, failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement. Although the Motion to Enforce Settlement has not been scheduled to be heard, AccessTel, Inc. has not timely filed a response to that Motion.

     During February 2002, pursuant to the motion of counsel for AccessTel, Inc., a Delaware corporation, and the original shareholders of AccessTel, Inc., the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the defendants. As a result, the court continued to have jurisdiction over the corporate defends and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of current management.

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

     Lawrence Liang, current Chief Executive Officer, President and a director, and Stuart Bockler, current Chief Financial Officer, Secretary and a director, are named as defendants in the Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Since February 27, 2001, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "ATEL". The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the October 1999 5.435034 forward split of the Company's common stock.

                                        High                 Low

Fiscal Year Ended December 31, 2000:

Three months ended -

March 31, 2000                         $3.00                $0.41
June 30, 2000                           0.53                 0.15
September 30, 2000                      3.00                 0.40
December 31, 2000                       2.25                 0.72


Fiscal Year Ended December 31, 2001:

Three months ended -

March 31, 2001                         $0.87                $0.20
June 30, 2001                           0.28                 0.07
September 30, 2001                      0.14                 0.06
December 31, 2001                       0.15                 0.06


(b)  Holders

     As of March 31, 2002, the Company had approximately 146 common shareholders of record, excluding shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors.

(c)  Dividends

     Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available for distribution, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company's business operations.

(d)  Sales of Unregistered Securities

     The Company did not sell any securities during the year ended December 31, 2001, except those that are contested in the civil action discussed in
Item 3. The following table outlines the sales of "restricted securities" during the year ended December 31, 2000:

                                 Date          Shares          Consideration
                                 ----          ------          -------------
Exercise of stock options
for common stock                 2000         800,000           $    800

Conversion of debt to preferred
stock                            2000         561,060           $736,200

Sale of preferred stock          2000         453,500           $907,000(1)

Conversion of preferred stock
to common stock                  2000       1,410,392           $  1,410

Common shares issued due to
reverse merger                   2000      22,770,603           $ 22,771(2)

Sale of common stock             2000       1,175,000           $   1,175(3)

Conversion of debt to equity     2000       2,466,356           $1,284,867(4)

Issuance of common stock to      2000       1,011,740           $    1,012(5)
former officers for services and
debt

(1) The Company sold 453,500 shares of preferred stock pursuant to a Private Placement Memorandum at $2.00 per unit. Each unit consisted of one share of preferred stock and one warrant to purchase one share of common stock at an exercise price of $5.00 for a term of six months and include various redemption terms by the Company. These shares of preferred were converted to common stock prior to the merger.

(2) Pursuant to the reverse merger 19,703,835 shares of Shoppss.com Inc. common stock were issued, including 1,045,595 shares issued pursuant to certain anti-dilution provisions. An additional 13,681,560 shares of common stock were reserved for issuance with respect to outstanding stock options.

(3)     1,175,000 shares of common stock were issued pursuant to a Private
Placement.

(4) 2,466,356 shares of common stock were issued for $1,284,867 of indebtedness converted into equity.

(5) 1,011,740 shares of common stock were issued to the former officers of Shoppss.com, Inc. for services and indebtedness converted into equity.

     Sales of any of these securities could have an adverse effect on any market that develops for securities of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview.
---------

     Shopss.com, Inc., a Utah corporation, changed its name to "AccessTel, Inc." effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000. Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001 (see "ITEM 3. LEGAL PROCEEDINGS"). AccessTel, Inc., formerly Shopss.com, Inc., is referred to herein as the "Company".

     The information contained herein is based on the information available to the receiver, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to the best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

     The financial statements for the year ended December 31, 2000 consist of the operations of Shopss.com, Inc., which have been presented as discontinued operations. The financial statements for the year ended December 31, 2001 exclude the operations of AccessTel, Inc. The balance sheet as of December 31, 2000 includes the assets and liabilities of both the AccessTel, Inc. and Shopss.com, Inc. operations. The balance sheet as of December 31, 2001 includes the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

     The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity and pursuing litigation against management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Results of Operations.
----------------------

     During the year ended December 31, 2001, the Company incurred general and administrative expenses of $257,869, which consisted of legal and accounting expenses of $143,869 and charges by a shareholder for services rendered of $114,000, and interest expense of $1,808 related to advances by a shareholder to or on behalf of the Company.

     During the year ended December 31, 2000, the Company incurred a net loss of ($777,076), which consisted entirely of a loss from discontinued operations. The loss from discontinued operations consisted of a loss from operations of $710,276 and a write-off of start-up costs and research and development costs of $66,800.

Liquidity and Capital Resources - December 31, 2001.
----------------------------------------------------

     Operating Activities.
     ---------------------

     At December 31, 2001, the Company had no cash resources and a working capital deficit of ($1,256,308), as a result of which the Company was insolvent. The Company utilized $166,736 of cash in operating activities during the year ended December 31, 2001, as compared to utilizing $592,905 of cash during the year ended December 31, 2000.

     Financing Activities.
     ---------------------

     During the year ended December 31, 2001, a shareholder made advances to or on behalf of the Company aggregating $52,736, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $114,000 for the year ended December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS

ACCESSTEL, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

Independent Auditors' Report - Radin, Glass & Co., LLP

Financial Statements:

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Operations - Years Ended December 31, 2001 and 2000

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001 and 2000

     Consolidated Statements of Stockholders' Deficiency - Years Ended December 31, 2001 and 2000

     Notes to Consolidated Financial Statements - Years Ended December 31, 2001 and 2000

                   INDEPENDENT AUDITORS' REPORT



Shareholders and Directors
AccessTel, Inc.


We have audited the accompanying balance sheets of AccessTel, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccessTel, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including net losses of $259,677 and $777,076 for the years ended December 31, 2001 and 2000, respectively, and had a deficit in working capital and a deficiency in stockholders' equity as of December 31, 2001. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2001, the Company was sued by the former shareholders of Shopss.com, Inc., which had been merged with the Company on December 18, 2000 as described at Note 1. The complaint alleges that AccessTel, Inc. and its former stockholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demands rescission. On May 3, 2001, the Court issued an order appointing a receiver for the Company to perform certain duties. The financial statements as of December 31, 2001 and for the year ended include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of Accesstel, Inc.'s operations due to the rescission litigation.

                                                /s/Radin, Glass & Co., LLP
                                                Radin, Glass & Co., LLP
                                                Certified Public Accountants
                                                New York, New York
                                                May 14, 2002

ACCESSTEL, INC.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


                                                  2001            2000
                                                  ----            ----
ASSETS

Current assets:
  Cash and cash equivalents                   $     -            $542,952
  Other receivables                                 -               1,320
                                               ---------        ---------
      Total current assets                          -             544,272
                                               ---------        ---------

Property and equipment                              -              38,223

Less accumulated depreciation                       -              (3,326)
                                               ---------        ---------
                                                    -              34,897
                                               ---------        ---------
Deposits                                            -               3,994
                                               ---------        ---------
Total assets                                  $     -           $ 583,163
                                               =========        =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                               $1,087,764       $1,028,631
  Taxes payable                                     -             116,719
  Due to stockholder                             166,736             -
  Accrued interest payable                         1,808             -
                                               ---------       ----------
      Total current liabilities                1,256,308        1,145,350
                                               ---------       ----------


Stockholders' deficiency:
  Preferred stock, $1.00 par value;
    authorized - 20,000,000 shares;
    issued and outstanding - none                   -                -
  Common stock, $0.001 par value;
    authorized - 100,000,000 shares;
    issued and outstanding -
    33,354,091 shares                             33,354           33,354
  Additional paid-in capital                     325,091          759,535
  Accumulated deficit                         (1,614,753)      (1,355,076)
                                               ---------        ---------
Total stockholders' deficiency                (1,256,308)        (562,187)
                                               ---------        ---------
Total liabilities and stockholders'
  deficiency                                  $     -           $ 583,163
                                               =========        =========

See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2001 AND 2000
                                         2001             2000
                                         ----             ----
Revenues                              $    -           $    -

Cost of revenues                           -                -
                                        -------          -------
Gross profit                               -                -
                                        -------          -------

General and administrative
  expenses                              257,869             -

Interest expense                          1,808             -
                                        -------          -------
Loss from continuing operations         259,667             -
                                        -------          -------
Discontinued operations:
  Loss from operations                     -            (710,276)
  Write-off of start-up costs
    and research and development
    costs                                  -             (66,800)
                                        -------          -------
                                           -            (777,076)
                                        -------          -------
Net loss                              $(259,677)       $(777,076)
                                        =======          =======

Net loss per common share
  (basic and diluted):
  Continuing operations                  $(0.01)          $  -
  Discontinued operations                   -              (0.03)
                                          -----            -----
                                         $(0.01)          $(0.03)
                                          =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       29,922,347
                                     ==========       ==========

See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2001 AND 2000


                                         2001             2000
                                         ----             ----
Cash flows from operating
  activities:
  Net loss                           $ (259,677)      $ (777,076)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Amortization of
        stock-based
        compensation                       -             125,000
      Depreciation and
        amortization                       -               3,326
      Changes in operating
        assets and liabilities:
      (Increase) decrease in:
        Other receivables                  -                (880)
        Deposits                           -              (3,994)
      Increase (decrease) in:
        Accounts payable and
          accrued expenses               91,133          (56,000)
        Taxes payable                      -             116,719
        Accrued interest
          payable                         1,808             -
                                      ---------        ---------
Net cash used in operating
  activities                           (166,736)        (592,905)
                                      ---------        ---------


Cash flows from investing
  activities:
  Purchases of property and
    equipment                              -             (38,223)
                                      ---------        ---------
Net cash used in investing
  activities                               -             (38,223)
                                      ---------        ---------

                                (continued)

                         ACCESSTEL, INC.
               STATEMENTS OF CASH FLOWS (continued)
              YEARS ENDED DECEMBER 31, 2001 AND 2000


                                         2001             2000
                                         ----             ----
Cash flows from financing
  activities:
    Sale of preferred stock                -             907,000
    Debt converted into preferred
      stock                                -             267,080
    Increase in due to shareholder      166,736             -
                                      ---------        ---------
Net cash provided by financing
  activities                            166,736        1,174,080
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                  -             542,952
  At beginning of period                   -                -
                                      ---------        ---------
  At end of period                   $     -          $  542,952
                                      =========        =========

Supplemental Disclosures of
  Cash Flow Information:

Interest paid                              -                -
Taxes paid                                 -                -


Non-Cash Financing Transactions:

Conversion of debt into preferred
  stock                                    -          $  736,200
Conversion of preferred stock
  into common stock                        -           1,643,200
Assumption of Shopss.com, Inc.
  indebtedness                             -             996,631
Stock options issued for services          -           1,000,000

             See accompanying notes to financial statements.

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Preferred Stock           Common Stock
                                 Shares        Amount    Shares    Amount
Balance as of December 31, 1999         -           -   3,720,000     3,720

Issuance of common stock upon
exercise of stock options              -           -     800,000       800

Issuance of unqualified stock
options                                 -           -           -         -

Conversion of debt into preferred
stock                             561,060     736,200           -         -

Sale of preferred stock           453,500     907,000           -         -

Conversion of preferred stock
into common stock              (1,014,560) (1,643,200)  1,410,392     1,410

Common stock issued in
reverse merger                          -           -  22,770,603    22,771

Sale of common stock                    -           -   1,175,000     1,175

Conversion of debt into
common stock                            -           -   2,466,356     2,466

Issuance of common stock to
former officers for services
and debt                                -           -   1,011,740     1,012

Net loss for the period                 -           -           -         -

Balance as of December 31, 2000         -   $       -  33,354,091  $ 33,354

[continued]

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2001 AND 2000
                                           Accumulated
                                             Deficit
                               Additional    During                Total
                                Paid in    Development Unearned  Stockholders'
                                Capital       Stage    Compensation  Equity
Balance as of December 31, 1999   16,320    (578,000)           -    (557,900)

Issuance of common stock upon
exercise of stock options             80           -            -         880

Issuance of unqualified stock
options                        1,000,000           -     (875,000)    125,000

Conversion of debt into preferred
stock                                  -           -            -     736,200

Sale of preferred stock                -           -            -     907,000

Conversion of preferred stock
into common stock              1,641,790           -            -           -

Common stock issued in
reverse merger                (3,971,330)          -      875,000  (3,073,559)

Sale of common stock             586,325           -            -     587,500

Conversion of debt into
common stock                   1,282,401           -            -   1,284,867

Issuance of common stock to
former officers for services
and debt                         203,949           -            -     204,961

Net loss for the period                -    (777,076)           -    (777,076)

Balance as of December 31, 2000 $759,535 $(1,355,076)   $       - $  (562,187)

                See notes to financial statements.

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Preferred Stock           Common Stock
                                 Shares        Amount    Shares    Amount
Effect of rescission                    -           -           -         -

Net loss for the period                 -           -           -         -
                                ---------   ---------  ----------    ------
Balance, December 31, 2001          -            -     33,354,091   $33,354
                                =========   =========  ==========    ======

CONTINUED

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2001 AND 2000
                                           Accumulated
                                             Deficit
                               Additional    During                Total
                                Paid in    Development Unearned  Stockholders'
                                Capital       Stage    Compensation  Equity
Effect of rescission            (434,444)          -            -    (434,444)

Net loss for the period                -    (259,677)           -    (259,677)
                                --------    --------      -------    --------
Balance, December 31, 2001      $325,091 $(1,614,753)     $     - $(1,256,308)
                                ======== ===========      ======= ===========

See accompanying notes to financial statements.

ACCESSTEL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

1.  Business

Shopss.com, Inc., a Utah corporation, changed its name to AccessTel, Inc. effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000 (Note 5). Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001 (Note 8). AccessTel, Inc., formerly Shopss.com, Inc., is referred to herein as the "Company".

The information contained herein is based on the information available to the receiver, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to the best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

The financial statements for the year ended December 31, 2000 consist of the operations of Shopss.com, Inc., which have been presented as discontinued operations. The financial statements for the year ended December 31, 2001 exclude the operations of AccessTel, Inc. The balance sheet as of December 31, 2000 includes the assets and liabilities of both the AccessTel, Inc. and Shopss.com, Inc. operations. The balance sheet as of December 31, 2001 includes the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity and pursuing litigation against management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.


2.  Summary of Significant Accounting Principles

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. As of December 31, 2000, the Company had cash balances in excess of $100,000, which exceeds the FDIC insurance limits and was therefore uninsured. In addition, approximately $250,000 of such cash and cash equivalents were held in a bank account in China at December 31, 2000.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled net income (loss) for the years ended December 31, 2001 and 2000.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2001, the Company had a federal net operating loss carryforward of approximately $1,000,000, which expires beginning in 2019. A 100% valuation allowance has been provided with respect to the deferred tax assets as the Company cannot determine that it is more likely than not that it will be able to realize the deferred tax assets.

Due to restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company's federal net operating loss carryforwards will be limited as a result of changes in the Company's stock ownership in prior years.

Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution relating to outstanding stock options, warrants and convertible debt. The loss per common share does not include the exercise of outstanding stock options and warrants, since their effect would be anti-dilutive.

Accounting for Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measures. The Company periodically reviews such assets for impairment whenever circumstances and situations indicate that the carrying amounts may not be recoverable, and records any such losses in the period in which such determination is made.

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


3.  Property and Equipment

At December 31, 2001 and 2000, property and equipment consists of the following:

                                         2001               2000
                                         ----               ----

Leasehold improvements                 $  -               $ 30,002
Furniture and fixtures                    -                  8,221
                                         -----              ------
                                          -                 38,223

Less accumulated depreciation             -                 (3,326)
                                         -----              ------
                                       $  -               $ 34,897
                                         =====              ======


Leasehold improvements are depreciated over two years. Furniture and fixtures are depreciated over three to seven years.


4.  Transactions with Shareholder

During the year ended December 31, 2001, a shareholder made advances to or on behalf of the Company aggregating $52,736, pursuant to a line of credit with interest at 1% below the prime rate. Related interest expense recorded during the year ended December 31, 2001 was $1,808. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $114,000 for the year ended December 31, 2001.


5.  Equity Transactions

In 1999, the founders of AccessTel, Inc., a Delaware corporation, issued 3,720,000 shares of common stock to themselves for $20,000.

In 2000, AccessTel, Inc., a Delaware corporation, sold 453,500 shares of preferred stock pursuant in a private placement at $2.00 per unit. Each unit consisted of one share of preferred stock and one warrant to purchase one share of common stock, exercisable at $5.00 per share for a period of six months. These shares of preferred stock were converted into common stock prior to the merger, as described below.

On December 18, 2000, AccessTel, Inc., a Delaware corporation, merged with Shopss.com, Inc., a public company, with AccessTel, Inc. being the successor entity. Shopss.com, Inc. subsequently changed its name to Accesstel, Inc. The transaction has been accounted for as a reverse merger, and is considered to be a recapitalization of AccessTel, Inc., a Delaware corporation, which is deemed to be the predecessor entity. The details of the merger and other simultaneous transactions are as follows:

  (a) A total of 19,703,835 shares of Shoppss.com, Inc. common stock were issued, including 1,045,595 shares issued pursuant to certain anti-dilution provisions. An additional 13,681,560 shares of common stock were reserved for issuance with respect to outstanding stock options.
  (b) A total of 1,175,000 shares of common stock were issued pursuant to a
      private    placement.
  (c) A total of 2,466,356 shares of common stock were issued for $1,284,867 of indebtedness converted into equity.
  (d) A total of 1,011,740 shares of common stock were issued to the former officers of Shoppss.com, Inc. for services and indebtedness converted into equity.
  (e) The Company assumed $729,630 of outstanding indebtedness and another $267,000 recorded as contingent payables for various contingent liabilities.

The former officers had pledged 1,000,000 shares of common stock for certain undisclosed liabilities if such liabilities were determined to exist at December 18, 2000, but were not disclosed or funded at the closing. The shares would be valued at 85% of the market value upon determination of the existence of such liabilities for purposes of settling such outstanding liabilities.

The merger agreement contained certain anti-dilution provisions with respect to the Company's stockholders, which was triggered and required an additional 1,045,595 of common shares to be issued. Such additional shares were issued in February 2001, and were recorded retroactively back to the date of the merger.

Effective February 16, 2001, the Company amended its Articles of Incorporation to increase the total number of authorized shares of capital stock from 50,000,000 to 120,000,000, of which 100,000,000 shares are common stock and
20,000,000 shares are preferred stock.


6.  Stock Option Plan

The Company had an incentive stock option plan, pursuant to which the Company was authorized to issue options to purchase up to 5,000,000 shares of common stock.

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the period ended December 31, 2000: annual dividends of $0.00, expected volatility of 100%, risk-free interest rate of 5.7%, and expected life of ten years for all grants. The weighted average fair value of the non-qualified stock options granted during the year ended December 31, 2000 was $1,000,000, of which $125,000 was recorded as compensation expense in 2000 and the remaining balance $875,000 was to be amortized over 45 months.

Due to the merger, the Company's stock option plan was terminated on December 18, 2000. The Company adopted a new stock option plan in January 2001 that provides for the issuance of up to 20,000,000 shares of common stock. The unamortized portion of the unearned compensation related to the retired stock option plan was reversed on the date of the merger.

The following table summarizes the changes in options outstanding under the stock option plan up to the date of the merger and the related price ranges for shares of the Company's common stock during such period:

                                                        Weighted Average
                                       Shares            Exercise Price
                                       ------            --------------

Outstanding at December 31, 1999     1,200,000              $0.0011

   Granted                           2,000,000              $0.0011
   Exercised                          (800,000)              0.0011
                                     ---------
Outstanding at December 17, 2000     2,400,000              $0.0011
                                     =========


7.  Commitments and Contingencies

During the year ended December 31, 2000, the Company leased office space pursuant to a lease agreement on a month-to-month basis in the United States. The Company also leased space in China. Rent expense for the year ended December 31, 2000 was $24,325.


8.  Litigation

The Company has been sued by several creditors for non-payment of debts. In some cases judgments have been entered for the payment of such debts plus interest and legal fees.

On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel, Inc., a Delaware corporation, and the original shareholders of AccessTel, Inc. The Complaint demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel, Inc. and its shareholders. The Complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin. On May 3, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard
W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by Accesstel, Inc. and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

On May 27, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Preliminary Injunction enjoining Atlas Stock Transfer Company from registering the transfer of, or reissuing, any shares of common stock issued by the Company and/or Shopss.com, Inc. which were issued in the name of any defendant (other than Atlas Stock Transfer Company) or are held for the benefit of any defendant to the suit.

On January 17, 2002 Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of AccessTel, Inc., a Utah corporation, that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of AccessTel, Inc., a Utah corporation, failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement. Although the Motion to Enforce Settlement has not been scheduled to be heard, AccessTel, Inc. has not timely filed a response to that motion.

During February 2002, pursuant to the motion of counsel for AccessTel, Inc., a Delaware corporation, and the original shareholders of AccessTel, Inc., the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the Defendants. As a result, the court continued to have jurisdiction over the corporate defends and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of current management.

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


9.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued SFASNo. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125".
The Company's adoption of these statements during 2001 did not have any impact on the Company's financial statement presentation or disclosures.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statement presentation or disclosures.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is reviewing the requirements for adopting and the implications of adopting SFAS No. 142. The Company does not believe that the adoption of SFAS No. 142 will have a material effect on the Company's financial statement presentation or disclosures.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective January 1, 2003. The Company is reviewing the requirements for adopting and the implications of adopting SFAS No. 143. The Company does not believe that the adoption of SFAS No. 143 will have a material effect on the Company's financial statement presentation or disclosures.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective January 1, 2002. The Company is reviewing the requirements for adopting and the implications of adopting SFAS No. 144. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on the Company's financial statement presentation or disclosures.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 31, 2002. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected at the Annual Meeting of the Board of Directors, which immediately follows the Annual Meeting of Stockholders. There are no family relationships among directors and executive officers. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Name             Age      Positions                      Date Appointed
----             ---      ---------                      --------------

Lawrence Liang    55      Chief Executive Officer,       December 18, 2000
                          President and Director

Stuart Bockler    50      Chief Financial Officer,       December 18, 2000
                          Secretary and Director


Biographies of Directors and Executive Officers.
------------------------------------------------

     Lawrence Liang, Chief Executive Officer, President and Director. Mr. Laing has over thirty years of seasoned management experience in high technology companies such as IBM, Genoa Systems and Cogito Systems. From 1995 through 2000, Mr. Laing was president of Telecom Marketing, a consulting firm assisting Silicon Valley hi-tech companies in the development of marketing strategies and sales channels.

     Stuart Bockler, Chief Financial Officer, Secretary and Director. Mr. Bockler has been a Wall Street analyst for the past several years. He has provided investment analysis on over 1,000 companies in print and has been a guest analyst on over 200 shows on CNN, CNBC and Bloomberg TV. Mr. Bockler is President of International Market Advisors, which deploys information to Nelsons Institutional Research Catalog, Bloomberg, First Call and Multex Institutional Research, and has been a staff writer for The Internet Analyst.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     On February 28, 2001, the Securities and Exchange Commission initiated a cease-and-desist proceeding against Stuart Bockler pursuant to Section 8A of the Securities Act of 1933, as amended. Stuart Bockler consented to the entry of an order that he cease-and-desist from committing or causing any violation and any future violation of Section 17(b) of the Securities Act of 1933, as amended (see Securities Act of 1933 Release No. 7956 dated February 28, 2001; Administrative Proceeding File No. 3-10433).

     On January 10, 2002, the Securities and Exchange Commission filed a complaint seeking a permanent injunction against Stuart Bocker enjoining him from further violations of Sections 17(a) and 17(b) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and disgorgement. (see Litigation Release No. 17300 dated January 10, 2002).

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     The receiver has no information as to whether all reports that were required to be filed by directors, officers and 10% stockholders of the Company were timely filed during the year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the Company's President and Chief Executive Officer and each of the Company's officers whose total compensation exceeded $100,000 during the years ended December 31, 2000 or 2001. This information below is presented to the best of the Company's knowledge.

Summary Compensation Table.
---------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Lawrence Liang             2001       -0-             -0-            -0-
Chief Executive
Officer and President

Stuart Bockler             2001       -0-             -0-            -0-
Chief Financial Officer
and Secretary

Gerard Conca               2000     $84,000           -0-            -0-
President

Rami Adler                 2000       -0-             -0-            -0-
President

     The Company did not have any deferred compensation or long-term incentive plans during the years ended December 31, 2000 and 2001, nor did the Company issue any stock options or stock appreciation rights during such periods. The Company does have a stock option plan that was adopted on January 21, 2001, but it is not considered to be a deferred compensation or long-term incentive stock option plan. See Part I, Item 1.

Compensation of Directors.
--------------------------

     The Company's directors are not compensated for their services as a member of the Board of Directors or for their serving on any committee of the Board of Directors.

Independent Public Accountants.
-------------------------------

     Radin, Glass & Co., LLP has served as the Company's independent auditors since 1999. Services provided to the Company by Radin, Glass & Co., LLP during the year ended December 31, 2001 included the audit of the Company's consolidated financial statements and limited reviews of quarterly reports, and an audit of financial statements included in a Current Report on Form 8-K. During the year ended December 31, 2001, Radin, Glass & Co., LLP charged the Company $20,500 for the audit of the Company's financial statements for the year ended December 31, 2000 and for its reviews of the Company's unaudited quarterly financial statements for the year ended December 31, 2001, and $15,000 related to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

     As of March 31, 2002, the Company had a total of 33,354,091 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. All common share amounts reflect the one-for-eight reverse stock split effective May 29, 1998, and the 5.4 for one forward split effected on October 27, 1999.

     The following table sets forth, as of March 31, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
                                                           Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding *
-------------------          --------------------       -----------------

Stuart Bockler                  6,192,000 *                   18.6%
58 Amagansett Drive
Morganville, New Jersey 07761

Lawrence Liang                  7,032,500                     21.1%
1269 Mountain Quail Circle
San Jose, California 95120

All directors and executive
officers as group (2 persons)  13,224,500                     39.6%

Barbara Bockler                 2,140,195 *                    6.4%
58 Amagansatt Drive
Morganville, New Jersey 07761

------------------------------

          * Mr. Bockler has represented that his former wife, Barbara Bockler, owns 2,140,195 shares of the Company's common stock. These shares are therefore not included in Mr. Bockler's share ownership calculations.

Changes in Control.
-------------------

     Subject to the resolution of the litigation described at "ITEM 3. LEGAL PROCEEDINGS", there may be a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number              Description of Document
------              -----------------------

 3.1 Articles of Amendment to the Company's Articles of Incorporation, increasing the total authorized number of shares of capital stock from 50,000,000 to 120,000,000, of which 100,000,000 shares are common stock and 20,000,000 shares are preferred stock, and changing the Company's name to AccessTel, Inc., as filed with the State of Utah on February 16, 2001.

(b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2001.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ACCESSTEL, INC.
                                                    ---------------
                                                     (Registrant)



Date:  May 15, 2002                            By:  /s/ LEONARD W. BURNINGHAM
                                                    -------------------------
                                                    Leonard W. Burningham
                                                    Receiver
                                                    (Duly Authorized Officer