Form 10QSB
period 2002-03-31
ACCESSTEL INC /UT/
filed 2002-05-22
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                           Commission File Number:  0-24459

                                   ACCESSTEL, INC.
                                   ---------------
(Exact name of small business issuer as specified in its charter.)

                     Utah                             59-2159271
                     ----                             ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)


           5201 Great American Parkway, Suite 320-3102
                  Santa Clara, California 95054
                  -----------------------------
             (Address of principal executive offices)


            Issuer's telephone number:  (408) 216-4756

                                Not applicable
                                --------------
       (Former name, former address and former fiscal year,
                  if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

As of March 31, 2002, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                        ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Balance Sheets - March 31, 2002 (Unaudited) and December 31,
            2001

            Statements of Operations (Unaudited) - Three Months Ended March 31, 2002 and 2001

            Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001

            Notes to Financial Statements (Unaudited) - Three Months Ended March 31, 2002 and 2001

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                        AccessTel, Inc.
                         Balance Sheets
                                      March 31,     December 31,
                                        2002             2001
                                      ---------     ------------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents          $                $
  Other receivables
                                      ---------        ---------
Total current assets
                                      ---------        ---------

Property and equipment
Less:  Accumulated depreciation
                                      ---------        ---------

                                      ---------        ---------

Other assets
                                      ---------        ---------
Total assets                         $                $
                                      =========        =========




LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses                  $1,087,764       $1,087,764
 Due to shareholder                     204,947          166,736
 Accrued interest payable                 2,384            1,808
                                      ---------        ---------
Total current liabilities             1,295,095        1,256,308
                                      ---------        ---------


Stockholders' deficiency:
 Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   33,354,091 shares                     33,354           33,354
 Additional paid-in capital             325,091          325,091
 Accumulated deficit                 (1,653,540)      (1,614,753)
                                      ---------        ---------
Total stockholders' deficiency       (1,295,095)      (1,256,308)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $
                                      =========        =========

        See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                        Three Months Ended
                                               March 31,
                                      --------------------------
                                       2002             2001
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               38,211           76,000

Interest expense                            576
                                        -------          -------
Net loss                              $ (38,787)       $ (76,000)
                                        =======          =======

Net loss per common share
  (basic and diluted)                   $  -             $  -
                                        =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

        See accompanying notes to financial statements.

                        AccessTel, Inc.
              Statements of Cash Flows (Unaudited)

                                          Three Months Ended
                                              March 31,
                                      --------------------------
                                       2002             2001
                                      ---------        ---------
Cash flows from operating
  activities:
  Net loss                            $ (38,787)       $ (76,000)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
   Changes in operating
     assets and liabilities:
     Increase (decrease) in:
       Accounts payable and
         accrued expenses                                76,000
       Accrued interest
         payable                           576
                                       --------         --------
Net cash provided by (used in)
  operating activities                  (38,211)
                                       --------         --------

Cash flows from financing
  activities:
  Due to shareholder                     38,211
                                       --------         --------
Net cash provided by (used in)
  financing activities                   38,211
                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                 -                -
  At beginning of period                  -                -
                                       --------         --------
  At end of period                     $   -            $   -
                                       ========         ========

        See accompanying notes to financial statements.

                        AccessTel, Inc.
           Notes to Financial Statements (Unaudited)
           Three Months Ended March 31, 2002 and 2001


1.  Organization and Basis of Presentation

Organization - Shopss.com, Inc., a Utah corporation, changed its name to AccessTel, Inc. effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000. Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001 to manage the business affairs of the Company. AccessTel, Inc., formerly Shopss.com, Inc., is referred to herein as the "Company".

Basis of Presentation - The financial statements as of December 31, 2001 and for the three months ended March 31, 2002 and 2001 include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.

The accompanying interim financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. The balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at March 31, 2002 and December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

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

2.  Litigation

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

3.  Transactions with Shareholder

During the three months ended March 31, 2002, a shareholder made advances to or on behalf of the Company aggregating $9,711, pursuant to a line of credit with interest at 1% below the prime rate. Related interest expense recorded during the three months ended March 31, 2002 was $576. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 for the three months ended March 31, 2002.

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

On February 16, 2001, the Company filed Articles of Amendment to its Articles of Incorporation with the State of Utah to change the name of the Company from Shopss.com, Inc. to AccessTel, Inc., and to increase the Company's equity capitalization to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

5.  New Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The accompanying interim financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity and pursuing litigation against management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Results of Operations:

Three Months Ended March 31, 2002 and 2001 -

During the three months ended March 31, 2002, the Company incurred general and administrative expenses of $38,211, which consisted of legal and accounting expenses of $9,711 and charges by a shareholder for services rendered of $28,500, and interest expense of $576 related to such advances.

During the three months ended March 31, 2001, the Company incurred general and administrative expenses of $76,000, which consisted of legal and accounting expenses.

During the three months ended March 31, 2002, the Company incurred a net loss of $38,787, as compared to a net loss of $76,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources   March 31, 2002:

Operating Activities -

At March 31, 2002, the Company had no cash resources and a working capital deficit of $1,295,095, as a result of which the Company was insolvent.

Financing Activities -

During the three months ended March 31, 2002, a shareholder made advances to or on behalf of the Company aggregating $9,711, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 for the three months ended March 31, 2002.

                  PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

    Exhibits:  None

    Reports on Form 8-K:

         Three Months Ended March 31, 2002 - None

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACCESSTEL, INC.
                                         (Registrant)



Date:  May 20, 2002               By:  /s/Leonard W. Burningham
                                       ------------------------
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Person)