Form 10QSB
period 2002-06-30
ACCESSTEL INC /UT/
filed 2002-08-19
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2002

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

As of June 30, 2002, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                        ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001

              Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

              Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001

              Notes to Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                        AccessTel, Inc.
                         Balance Sheets
                                      June 30,      December 31,
                                        2002             2001
                                      ---------     ------------
                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents          $                $
  Other receivables

                                      ---------        ---------
Total current assets
                                      ---------        ---------

Property and equipment
Less:  Accumulated depreciation
                                      ---------        ---------

                                      ---------        ---------

Other assets
                                      ---------        ---------
Total assets                         $                $
                                      =========        =========
                           (Continued)

                        AccessTel, Inc.
                   Balance Sheets (continued)

                                      June 30,      December 31,
                                        2002             2001
                                      ---------     ------------
                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses                 $1,087,764       $1,087,764
 Due to shareholder                    253,008          166,736
 Accrued interest payable                3,106            1,808
                                     ---------        ---------
Total current liabilities            1,343,878        1,256,308
                                     ---------        ---------


Stockholders' deficiency:
 Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   33,354,091 shares                    33,354           33,354
 Additional paid-in capital            325,091          325,091
 Accumulated deficit                (1,702,323)      (1,614,753)
                                     ---------        ---------
Total stockholders' deficiency      (1,343,878)      (1,256,308)
                                     ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $
                                      =========        =========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                        Three Months Ended
                                               June 30,
                                      --------------------------
                                       2002             2001
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               48,061          107,595

Interest expense                            722
                                        -------          -------
Net loss                              $ (48,783)       $(107,595)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $  -
                                        =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                        Six Months Ended
                                               June 30,
                                      --------------------------
                                       2002             2001
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               86,272          183,595

Interest expense                          1,298
                                        -------          -------
Net loss                              $ (87,570)       $(183,595)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $(0.01)
                                         =====            ======

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Cash Flows (Unaudited)

                                           Six Months Ended
                                              June 30,
                                      --------------------------
                                       2002             2001
                                      ---------        ---------

Cash flows from operating
  activities:
  Net loss                            $ (87,570)       $(183,595)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
   Changes in operating
     assets and liabilities:
     Increase (decrease) in:
       Accounts payable and
         accrued expenses                                91,133
       Accrued interest
         payable                         1,298
                                       --------         --------
Net cash provided by (used in)
  operating activities                  (86,272)         (92,462)
                                       --------         --------

Cash flows from financing
  activities:
  Due to shareholder                     86,272           92,462
                                       --------         --------
Net cash provided by (used in)
  financing activities                   86,272           92,462
                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                 -                -
  At beginning of period                  -                -
                                       --------         --------
  At end of period                    $   -            $   -
                                       ========         ========

See accompanying notes to financial statements.

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
        Three Months and Six Ended June 30, 2002 and 2001


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

Basis of Presentation - The financial statements as of December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001 include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation. The accompanying interim financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
        Three Months and Six Ended June 30, 2002 and 2001


Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at June 30, 2002 and December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

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

On January 17, 2002 Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of AccessTel, Inc., a Utah corporation, that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of AccessTel, Inc., a Utah corporation, failed and/or refused to follow through with their agreement

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
        Three Months and Six Ended June 30, 2002 and 2001

2.  Litigation (continued)

to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement. Although the Motion to Enforce Settlement has not been scheduled to be heard, AccessTel, Inc. has not timely filed a response to that motion.

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

On April 1, 2002, AccessTel, Inc. a Delaware corporation filed its Answer to Plaintiffs' Complaint. The Answer consists of a blanket denial of the material allegations of the Company's Complaint.

The depositions of Stuart Bockler, Lawrence Liang and Dr. W. C. Lee were scheduled to be taken on June 3, June 11 and 12, 2002, respectively by Plaintiffs. Defendants filed a Motion for Protective Order requesting that the court postpone the taking of those depositions until after it ruled on Plaintiffs' Motion to Enforce Settlement. The Court denied the Motion for Protective Order. However, neither Mr. Bockler, Mr. Liang, nor Dr. Lee, appeared for the taking of their deposition. Plaintiffs have filed a motion for sanctions against Mr. Bockler for his failure to appear for the taking of his deposition. Plaintiffs will file a motion for sanctions against Mr. Liang and Dr. Lee for their failure to appear for the taking of their deposition.

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

3.  Transactions with Shareholder

During the three months and six months ended June 30, 2002, a shareholder made advances to or on behalf of the Company aggregating $19,561 and $29,272, respectively, pursuant to a line of credit with interest at 1% below the prime rate. During the six months ended June 30, 2001, advances to or on behalf of the Company by the shareholder aggregated $35,462. Related interest expense recorded during the three months and six months ended June 30, 2002 was $722 and $1,298, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $57,000 for the three months and six months ended June 30, 2002, respectively. The Company incurred fees to the shareholder for services rendered of $57,000 for the six months ended June 30, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Results of Operations:

Three Months Ended June 30, 2002 and 2001 -

During the three months ended June 30, 2002, the Company incurred general and administrative expenses of $48,061, which consisted of legal and accounting expenses of $19,561 and charges by a shareholder for services rendered of $28,500, and interest expense of $722 related to such advances.

During the three months ended June 30, 2001, the Company incurred general and administrative expenses of $107,595, which consisted primarily of legal and accounting expenses and charges by a shareholder for services rendered of $57,000.

During the three months ended June 30, 2002, the Company incurred a net loss of $48,783, as compared to a net loss of $107,595 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001 -

During the six months ended June 30, 2002, the Company incurred general and administrative expenses of $86,272, which consisted of legal and accounting expenses of $29,272 and charges by a shareholder for services rendered of $57,000, and interest expense of $1,298 related to such advances.

During the six months ended June 30, 2001, the Company incurred general and administrative expenses of $183,595, which consisted primarily of legal and accounting expenses and charges by a shareholder for services rendered of $57,000.

During the six months ended June 30, 2002, the Company incurred a net loss of $87,570, as compared to a net loss of $183,595 for the six months ended June 30, 2001.

Liquidity and Capital Resources - June 30, 2002:

Operating Activities -

At June 30, 2002, the Company had no cash resources and a working capital deficit of $1,343,878, as a result of which the Company was insolvent.

Financing Activities -

During the six months ended June 30, 2002, a shareholder made advances to or on behalf of the Company aggregating $29,272, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $57,000 for the six months ended June 30, 2002.

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

On April 1, 2002, AccessTel, Inc. a Delaware corporation filed its Answer to Plaintiffs' Complaint. The Answer consists of a blanket denial of the material allegations of the Company's Complaint.

The depositions of Stuart Bockler, Lawrence Liang and Dr. W. C. Lee were scheduled to be taken on June 3, June 11 and 12, 2002, respectively by Plaintiffs. Defendants filed a Motion for Protective Order requesting that the court postpone the taking of those depositions until after it ruled on Plaintiffs' Motion to Enforce Settlement. The Court denied the Motion for Protective Order. However, neither Mr. Bockler, Mr. Liang, nor Dr. Lee, appeared for the taking of their deposition. Plaintiffs have filed a motion for sanctions against Mr. Bockler for his failure to appear for the taking of his deposition. Plaintiffs will file a motion for sanctions against Mr. Liang and Dr. Lee for their failure to appear for the taking of their deposition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    Reports on Form 8-K:

         Three Months Ended June 30, 2002 - None

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)



Date:  August 19, 2002            By:  /S/Leonard W. Burningham
                                       ------------------------
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Person)

                       INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002