Form 10QSB
period 2002-09-30
ACCESSTEL INC /UT/
filed 2002-12-16
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                Commission File Number:  0-24459

                        ACCESSTEL, INC.
                        ---------------
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

As of September 30, 2002, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                         ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001

              Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

              Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001

              Notes to Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

     Item 2.  Management's Discussion and Analysis or Plan of Operation


     Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATION

                        AccessTel, Inc.
                         Balance Sheets
                                    September 30,    December 31,
                                        2002             2001
                                        ----             ----
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
Total assets                         $                $
                                      =========        =========
                           (Continued)

                         AccessTel, Inc.
                   Balance Sheets (continued)

                                    September 30,    December 31,
                                        2002             2001
                                        ----             ----
                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses                 $1,087,764       $1,087,764
 Due to shareholder                    302,748          166,736
 Accrued interest payable                4,032            1,808
                                     ---------        ---------
Total current liabilities            1,394,544        1,256,308
                                     ---------        ---------


Stockholders' deficiency:
 Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   33,354,091 shares                    33,354           33,354
 Additional paid-in capital            325,091          325,091
 Accumulated deficit                (1,752,989)      (1,614,753)
                                     ---------        ---------
Total stockholders' deficiency      (1,394,544)      (1,256,308)
                                     ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $
                                      =========        =========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                        Three Months Ended
                                           September 30,
                                           -------------
                                       2002             2001
                                       ----             ----
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               49,740           33,497

Interest expense                            926            1,342
                                        -------          -------
Net loss                              $ (50,666)       $ (34,839)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $  -
                                        =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                        Nine Months Ended
                                          September 30,
                                          -------------
                                       2002             2001
                                       ----             ----
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                              136,012          217,092

Interest expense                          2,224            1,342
                                        -------          -------
Net loss                              $(138,236)       $(218,434)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $(0.01)
                                         =====            ======

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Cash Flows (Unaudited)

                                          Nine Months Ended
                                            September 30,
                                            -------------
                                       2002             2001
                                       ----             ----

Cash flows from operating
  activities:
  Net loss                            $(138,236)       $(218,434)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
   Changes in operating
     assets and liabilities:
     Increase (decrease) in:
       Accounts payable and
         accrued expenses                                 91,133
       Accrued interest
         payable                          2,224            1,342
                                       --------         --------
Net cash provided by (used in)
  operating activities                 (136,012)        (125,959)
                                       --------         --------

Cash flows from financing
  activities:
  Due to shareholder                    136,012          125,959
                                       --------         --------
Net cash provided by (used in)
  financing activities                  136,012          125,959
                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                 -                -
  At beginning of period                  -                -
                                       --------         --------
  At end of period                    $   -            $   -
                                       ========         ========

See accompanying notes to financial statements.

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
        Three Months and Nine Ended September 30, 2002 and 2001


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

Basis of Presentation - The financial statements as of December 31, 2001 and for the three months and nine months ended September 30, 2002 and 2001 include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation. The accompanying interim financial statements have been prepared based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not be complete or accurate. Information provided herein is given to the best knowledge of the receiver, and where it is indicated herein that "management believes" or similar references to management's knowledge, this information is provided to best knowledge of the receiver, and not management. A copy of this document has been provided to members of management, and the receiver has used his best efforts to have this document reviewed by them and, if appropriate, amended and updated.

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

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

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at September 30, 2002 and December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2001 with respect to this matter.

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

3.  Transactions with Shareholder

During the three months and nine months ended September 30, 2002, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $21,240 and $50,512, respectively. During the three months and nine months ended September 30, 2001, advances to or on behalf of the Company by the shareholder aggregated $4,997 and $40,459, respectively. Related interest expense recorded during the three months and nine months ended September 30, 2002 was $926 and $2,224, respectively. Related interest expense during the three months and nine months ended September 30, 2001 was $1,342. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $85,500 for the three months and nine months ended September 30, 2002 and 2001, respectively.

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

5.  New Accounting Pronouncement

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on the Company's financial statement presentation and disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Results of Operations:

Three Months Ended September 30, 2002 and 2001 -

During the three months ended September 30, 2002, the Company incurred general and administrative expenses of $49,740, which consisted of legal and accounting expenses of $21,240 and charges by a shareholder for services rendered of $28,500, and interest expense of $926 related to such advances.

During the three months ended September 30, 2001, the Company incurred general and administrative expenses of $33,497, which consisted of legal and accounting expenses of $4,997 and charges by a shareholder for services rendered of $28,500, and interest expense of $1,342 related to such advances.

During the three months ended September 30, 2002, the Company incurred a net loss of $(50,666), as compared to a net loss of $(34,839) for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and 2001 -

During the nine months ended September 30, 2002, the Company incurred general and administrative expenses of $136,012, which consisted of legal and accounting expenses of $50,512 and charges by a shareholder for services rendered of $85,500, and interest expense of $2,224 related to such advances.

During the nine months ended September 30, 2001, the Company incurred general and administrative expenses of $217,092, which consisted of legal and accounting expenses of $131,592 and charges by a shareholder for services rendered of $85,500, and interest expense of $1,342 related to such advances.

During the nine months ended September 30, 2002, the Company incurred a net loss of $(138,236), as compared to a net loss of $(218,434) for the nine months ended September 30, 2001.

Liquidity and Capital Resources: September 30, 2002:

Operating Activities -

At September 30, 2002, the Company had no cash resources and a working capital deficit of $1,394,544, as a result of which the Company was insolvent.

Financing Activities -

During the nine months ended September 30, 2002, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $50,512. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $85,500 for the nine months ended September 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (or persons performing such functions), as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (or persons performing such functions), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer (or persons performing such functions) concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

  (b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

    Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    Reports on Form 8-K

         Three Months Ended September 30, 2002:  None

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)



Date:  December 13, 2002          By:  /s/Leonard W. Burningham
                                       ------------------------
                                       Leonard W. Burningham
                                       Receiver
                                       (Duly Authorized Person)

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Leonard W. Burningham, Receiver of Accesstel, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am, as the Receivor of the Registrant, responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 13, 2002            Signature: /s/Leonard W. Burningham
                                     Leonard W. Burningham
                                     Receiver

INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

                                             Exhibit 99.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Accesstel, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard W. Burningham, Receiver, of the Company, certify, to the best of my knowledge only, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  December 13, 2002                     By:  /s/Leonard W. Burningham
                                                  ------------------------
                                                  Leonard W. Burningham
                                                  Receiver