Form 10KSB
period 2002-12-31
ACCESSTEL INC /UT/
filed 2003-05-21
CIK 1063293

United States Securities and Exchange Commission
                          Washington, D.C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                        Commission File No. 0-24459

                              ACCESSTEL, INC.
               ---------------------------------------------
               (Name of small business issuer in its charter)

            UTAH                                       59-2159271
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

                 9005 Cobble Canyon Lane, Sandy Utah 84093
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (800) 281-1088

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company had no operating revenues for the fiscal year ended December 31, 2002.

     The aggregate market value of the Company's common stock held by non-affiliates of the Company as of May 16, 2003, was $520,060.

     As of May 16, 2003, the Company had 33,354,091 shares of common stock issued and outstanding; however, see Part I, Item 3, regarding the settlement of certain litigation that will result in the cancellation to the Company's treasury of 11,356,782 shares of its common stock, subsequent to the filing of this Annual Report.

     Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

     Documents incorporated by reference: 8-K Current Report dated May 6, 2003, respecting the settlement of the AccessTel litigation outlined in Part I, Item 3.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                             PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

    Shopss.com, Inc., a Utah corporation, changed its name to AccessTel, Inc. (the "Company") effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation ("AccessTel"), in a reverse merger transaction effective December 18, 2000.

    Effective December 18, 2000, the Company entered into a Share Exchange Agreement with AccessTel and the shareholders of AccessTel pursuant to which the Company acquired all of the shares of AccessTel in exchange for 22,418,980 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction. An additional 13,681,560 shares of common stock were reserved for issuance under the Company's stock option plan. At the closing of this transaction, the existing officers and directors of the Company resigned, and new officers and directors were appointed.

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

    The financial statements for the years ended December 31, 2001 and 2002, exclude the operations of AccessTel. The balance sheets as of December 31, 2001 and 2002, include the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel's operations due to the rescission litigation.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2002, with respect to this matter.

    The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity and pursuing litigation against former members of management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Developments during 2001 and 2002:

    On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel and the original shareholders of AccessTel. The complaint in the Action demanded rescission of the Share Exchange Agreement, and alleged that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel and its shareholders. The complaint also included alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

    On May 3, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard
W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver was and is authorized to prepare and file reports with the Securities and Exchange Commission.

    On May 16, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by AccessTel and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

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

    On January 17, 2002, Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of the Company that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of the Company failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement.

    During February 2002, pursuant to the motion of counsel for AccessTel and the original shareholders of AccessTel, the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the defendants to the Action. As a result, the Court continued to have jurisdiction over the corporate defendants and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of former members of management.

Developments Subsequent to December 31, 2002:

    On May 1, 2003, a settlement was reached between the remaining parties to the Action. The material terms of the settlement include the requirement that the corporate defendants surrender all right, title and interest in and to those shares of common stock of the Company issued to them pursuant to the Share Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Share Exchange Agreement resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company that had filed the complaint, caused to be filed with the Court a Motion to Dismiss the complaint, which has not yet been granted. Subject to the granting of the Motion to Dismiss the complaint, of the 16,718,763 shares issued to the corporate defendants, 11,356,782 of the surrendered shares have been delivered to counsel for prior management of the Company and will be duly canceled and returned to the authorized but unissued common stock of the Company, and 5,361,981 shares will be transferred to a private third party unrelated to the AccessTel parties pursuant to a confidential settlement of a separate legal action involving a legal debt owed by one of the AccessTel parties to the private third party. The current officers and directors of the Company resigned, and David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company. See the Company's 8-K Current Report dated May 6, 2003, which has been previously filed with the Securities and Exchange Commission. See Part III, Item 13.

Prospective Business Activities:

    The Company's plan of operation subsequent to the settlement of the aforementioned litigation is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

    The Company is not currently engaged in any substantive business activity and has no commitment to engage in any such activity in the foreseeable future. In our present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by the Board of Directors. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out particular business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to the Company may be extremely limited, and may be restricted to entities that desire to avoid what these entities may deem to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of transactions, regardless of the prospects, would require the Company to issue a substantial number of shares of common stock, usually amounting to between 80% and 95% of the outstanding shares following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in the Company.

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

    The results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Furthermore, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. In addition, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

    Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of time and resources, these activities may be limited.

    The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, securities broker-dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the directors, executive officers and beneficial owners of the Company's securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

    Although the Company currently has no plans to do so, depending on the nature and extent of services rendered, it may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and it is unlikely to have any significant resources until it has determined a business or enterprise to engage in or has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's common stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. There are presently no preliminary agreements or understandings between the Company and members of management respecting such compensation.

    Substantial fees are often paid in connection with the completion of acquisitions, reorganizations or mergers. These fees are usually divided among promoters or founders, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may also present a conflict of interest for such individuals. The Company has no present arrangements or understandings respecting any of these types of fees or opportunities. The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

    None of the Company's directors, executive officers, founders, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for the Company; nor are there any similar arrangements with the Company.

History of the Company:

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

    Effective December 18, 2000, the Company entered into a Share Exchange Agreement with AccessTel and the shareholders of AccessTel pursuant to which the Company acquired all of the shares of AccessTel in exchange for 22,418,980 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction. An additional 13,681,560 shares of common stock were reserved for issuance under the Company's stock option plan. At the closing of this transaction, the existing officers and directors of the Company resigned, and new officers and directors were appointed.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     As of December 31, 2002, the Company did not own or lease any property.

ITEM 3.   LEGAL PROCEEDINGS

    On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel and the original shareholders of AccessTel. The complaint in the Action demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel and its shareholders. The complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

    On May 3, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard
W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

    On May 16, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by AccessTel and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

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

    On January 17, 2002, Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of the Company that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of the Company failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement.

    During February 2002, pursuant to the motion of counsel for AccessTel and the original shareholders of AccessTel, the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the defendants to the Action. As a result, the Court continued to have jurisdiction over the corporate defendants and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of current management.

    On May 1, 2003, a settlement was reached between the remaining parties to the Action. The material terms of the settlement include the requirement that the corporate defendants surrender all right, title and interest in and to those shares of common stock of the Company issued to them pursuant to the Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Exchange Agreement resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company that had filed the complaint, caused to be filed with the Court a Motion to Dismiss the complaint. Subject to the granting of the Motion to Dismiss the complaint, of the 16,718,763 shares issued to the corporate defendants, 11,356,782 of the surrendered shares have been delivered to counsel for prior management of the Company and will be duly canceled and returned to the authorized but unissued common stock of the Company, and 5,361,981 shares will be transferred to a private third party unrelated to the AccessTel parties pursuant to a confidential settlement of a separate legal action involving a legal debt owed by one of the AccessTel parties to the private third party. The current officers and directors of the Company resigned, and David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

    Lawrence Liang, the Company's Chief Executive Officer, President and a director, and Stuart Bockler, the Company's Chief Financial Officer, Secretary and a director as of December 31, 2002, were named as defendants in the Complaint, and resigned as officers and directors of the Company effective April 24, 2003.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                            PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

    Since February 27, 2001, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "ATEL." The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the 1-for-8 reverse stock split effective May 29, 1998 and the
5.435034 forward stock split effective October 27, 1999.

                                        Low                 High
                                        ---                 ----

Fiscal Year Ended December 31, 2001:

Three months ended

March 31, 2001                         $0.20                $0.87
June 30, 2001                           0.07                 0.28
September 30, 2001                      0.06                 0.14
December 31, 2001                       0.06                 0.15


Fiscal Year Ended December 31, 2002:

Three months ended

March 31, 2002                         $0.03                $0.11
June 30, 2002                           0.03                 0.14
September 30, 2002                      0.02                 0.08
December 31, 2002                       0.02                 0.08


(b)  Holders

    As of May 16, 2003, the Company had 151 common shareholders of record, excluding shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors.

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

(d)  Sales of Unregistered Securities

    The Company did not issue any securities during the years ended December 31, 2001 and 2002.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's plan of operation subsequent to the settlement of the AccessTel litigation outlined in Part I, Item 3, is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

    The financial statements for the years ended December 31, 2001 and 2002, exclude the operations of AccessTel. The balance sheets as of December 31, 2001 and 2002, include the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel's operations due to the impending completion of the rescission litigation.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2002 with respect to this matter.

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

Results of Operations:

    During the years ended December 31, 2002 and 2001, the Company incurred general and administrative expenses of $166,335 and $257,869, which consisted of legal and accounting expenses of $52,335 and $143,869, respectively, and charges by a shareholder for services rendered of $114,000, and interest expense of $3,266 and $1,808, respectively, related to advances by a shareholder to or on behalf of the Company.

Liquidity and Capital Resources   December 31, 2002:

Operating Activities -

    At December 31, 2002, the Company had no cash resources and a working capital deficit of $1,425,909, as a result of which the Company was insolvent. The Company utilized $166,335 of cash in operating activities during the year ended December 31, 2002, as compared to utilizing $166,736 of cash during the year ended December 31, 2001.

Financing Activities -

    During the years ended December 31, 2002 and 2001, a shareholder made advances to or on behalf of the Company aggregating $52,335 and $52,736, respectively, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $114,000 for the years ended December 31, 2002 and 2001.

ITEM 7.   FINANCIAL STATEMENTS

    The financial statements are listed at the "Index to Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                            PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table and text set forth the names and ages of all directors and executive officers of the Company as of May 16, 2003. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected at the Annual Meeting of the Board of Directors, which immediately follows the Annual Meeting of Stockholders.
There are no family relationships among directors and executive officers.
Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name             Age      Positions                      Date Appointed

----             ---      ---------                      --------------

David C. Merrell  44      President, Chief Financial     April 24, 2003
                          Officer, Secretary and
                          Director

    Lawrence Liang, the Company's Chief Executive Officer, President and director since December 18, 2000, and Stuart Bockler, the Company's Chief Financial Officer, Secretary and director since December 18, 2000, both resigned as officers and directors of the Company effective April 24, 2003 (see "ITEM 3. LEGAL PROCEEDINGS").

Biographies of Directors and Executive Officers:

    David C. Merrell, President, Chief Financial Officer, Secretary and Director. Since 1989, Mr. Merrell has been the owner of DCM Finance, a finance company located in Salt Lake City, Utah that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science Degree in Economics from the University of Utah in 1981. Mr. Merrell previously served as an executive officer and director of the Company from May 18, 1996, until October 27, 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as
Amended:

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

    The Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under
Section 16(a) during the year ended December 31, 2002.

Involvement in Certain Legal Proceedings   Stuart Bockler:

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

    On January 10, 2002, the Securities and Exchange Commission filed a complaint seeking a permanent injunction against Stuart Bockler enjoining him from further violations of Sections 17(a) and 17(b) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and disgorgement (see Litigation Release No. 17300 dated January 10, 2002).

    On April 16, 2003, the United States District Court for the Southern District of Florida entered an Order Granting the Securities and Exchange Commission's Motion for Summary Judgment of Permanent Injunction and Other Relief against Defendant Stuart Bockler. The Final Judgment enjoins Stuart Bockler from violating Sections 17(a) and 17(b) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, orders Stuart Bockler to pay disgorgement in the amount of $174,616.16, with prejudgment interest in the amount of $7,985.16, and imposes a civil penalty of $110,000.00 (see Litigation Release No. 18105 dated April 24, 2003).

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information as to the Company's President and Chief Executive Officer and each of the Company's officers whose total compensation exceeded $100,000 during the years ended December 31, 2000, 2001 and 2002. This information below is presented to the best of the Company's knowledge.

Summary Compensation Table
--------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Lawrence Liang             2002     $              $               $
Chief Executive            2001
Officer and President

Stuart Bockler             2002
Chief Financial Officer    2001
and Secretary

Gerard Conca               2000       84,000
President                  1999

Rami Adler                 2000
President                  1999

    The Company did not have any deferred compensation or long-term incentive plans during the years ended December 31, 2000, 2001 and 2002, nor did the Company issue any stock options or stock appreciation rights during such periods.

Compensation of Directors:

    The Company's directors are not compensated for their services as a member of the Board of Directors or for their serving on any committee of the Board of Directors.

Independent Public Accountants:

    Radin, Glass & Co., LLP has served as the Company's independent auditors since 1999. Services provided to the Company by Radin, Glass & Co., LLP during the years ended December 31, 2001 and 2002 included audits of the Company's consolidated financial statements and limited reviews of interim financial statements included in quarterly reports, and an audit of financial statements included in a Current Report on Form 8-K. During the years ended December 31, 2001 and 2002, payments to Radin, Glass & Co., LLP were $20,500 and $13,073 for such services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

    As of May 16, 2003, the Company had a total of 33,354,091 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. The information set forth below reflects the 1-for-8 reverse stock split effective May 29, 1998 and the
5.435034 forward stock split effective October 27, 1999.

    The following table sets forth, as of May 16, 2003: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
                                                          Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding
-------------------          --------------------       -----------------

David C. Merrell                          -                    -  %
9055 Cobble Canyon Lane
Sandy, Utah 84093

Stuart Bockler                       5,361,981 (1)            16.1%
58 Amagansett Drive
Morganville, New Jersey 07761

Lawrence Liang                       6,799,098 (2)            20.3%
1269 Mountain Quail Circle
San Jose, California 95120

William C. Lee                       2,184,060 (2)             6.5%
4435 Deer Ridge Road
Danville, California 94506

John L. Milling                      1,673,624 (2)             5.0%
115 River Road
Edgewater, New Jersey 07020

---------------------------

(1) Barbara Bockler, the former wife of Stuart Bockler, owns 1,500,000 shares of the Company's common stock, as her sole and separate property.
Accordingly, these shares are not included in Mr. Bockler's share ownership calculations.

(2) As a result of the legal settlement of the AccessTel litigation in May, 2003, 11,356,782 shares of common stock will be returned to the Company for cancellation, including 6,799,098 shares owned by Lawrence Liang, 2,184,060 shares owned by William C. Lee, 1,673,624 shares owned by John L. Milling, and 700,000 owned by another party once the Motion to Dismiss filed has been recorded by the Court (see "ITEM 3. LEGAL PROCEEDINGS").

Changes in Control:

    As a result of the settlement of the litigation described at "ITEM 3.
LEGAL PROCEEDINGS", there was a change in control of the Company.    The
Company is otherwise unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:

    A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

 Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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


                                                    ACCESSTEL, INC.
                                                    ---------------
                                                     (Registrant)

Date:  May 21, 2003                By:  /s/ Leonard W. Burningham, Esq.
                                        -------------------------------
                                        Leonard W. Burningham, Receiver


                          CERTIFICATION

     I, Leonard W. Burningham, Esq., Receiver, certify that:

1.  I have reviewed this Annual Report on Form 10-KSB of AccessTel, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c. presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 21, 2003                 By: /s/ Leonard W. Burningham, Esq.

                                        Leonard W. Burningham, Receiver


                         ACCESSTEL, INC.

                  INDEX TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 2002 AND 2001



Independent Auditors' Report   Radin, Glass & Co., LLP

Financial Statements:

     Balance Sheets   December 31, 2002 and 2001

     Statements of Operations   Years Ended December 31, 2002 and 2001

     Statements of Cash Flows   Years Ended December 31, 2002 and 2001

     Statements of Stockholders' Deficiency   Years Ended December 31, 2002
     and 2001

     Notes to Financial Statements   Years Ended December 31, 2002 and 2001

                   INDEPENDENT AUDITORS' REPORT



Shareholders and Directors
AccessTel, Inc.



We have audited the accompanying balance sheets of AccessTel, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccessTel, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including net losses of $169,601 and $259,677 for the years ended December 31, 2002 and 2001, respectively, and had a deficit in working capital and a deficiency in stockholders' equity as of December 31, 2002. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2001, the Company was sued by the former shareholders of Shopss.com, Inc., which had been merged with the Company on December 18, 2000 as described at Note 1. The complaint alleged that AccessTel, Inc. and its former shareholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demanded rescission. On May 3, 2001, the Court issued an order appointing a receiver for the Company to perform certain duties. This litigation was resolved during May 2003. The financial statements as of December 31, 2002 and 2001 and for the years then ended include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.



                                                Radin, Glass & Co., LLP
                                                Certified Public Accountants

New York, New York
May 20, 2003

                         ACCESSTEL, INC.
                          BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001


                                               2002                   2001
                                               ----                   ----
ASSETS

Current assets:
  Cash and cash equivalents                $     -                 $     -
                                            ---------               ---------
      Total current assets                       -                       -
                                            ---------               ---------

Property and equipment                           -                       -

Less:  accumulated depreciation                  -                       -

                                            ---------               ---------
                                                 -                       -
                                            ---------               ---------

Deposits                                         -                       -
                                            ---------               ---------
Total assets                              $      -                 $     -
                                            =========               =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                            $1,087,764              $1,087,764
  Due to stockholder                          333,071                 166,736
  Accrued interest payable                      5,074                   1,808

                                            ---------               ---------
      Total current liabilities             1,425,909               1,256,308
                                            ---------               ---------


Stockholders' deficiency:
  Preferred stock, $1.00 par value;
    authorized   20,000,000 shares;
    issued and outstanding   none                -                       -
  Common stock, $0.001 par value;
    authorized   100,000,000 shares;
    issued and outstanding
    33,354,091 shares                          33,354                 33,354
  Additional paid-in capital                  325,091                325,091
  Accumulated deficit                      (1,784,354)            (1,614,753)

                                            ---------              ---------
Total stockholders' deficiency             (1,425,909)            (1,256,308)
                                            ---------              ---------
Total liabilities and stockholders'
  deficiency                               $     -                 $    -
                                            =========               =========

         See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2002 AND 2001



                                          2002             2001
                                          ----             ----
Revenues                               $    -           $    -

Cost of revenues                            -                -
                                         -------          -------
Gross profit                                -                -
                                         -------          -------

General and administrative
  expenses                               166,335          257,869

Interest expense                           3,266            1,808
                                         -------          -------
Net loss                               $(169,601)       $(259,667)
                                         =======          =======

Net loss per common share
  (basic and diluted)                     $(0.01)          $(0.01)
                                           =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                 33,354,091       33,354,091
                                      ==========       ==========

      See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2002 AND 2001


                                          2002             2001
                                          ----             ----
Cash flows from operating
  activities:
  Net loss                           $ (169,601)      $ (259,677)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
       Changes in operating
         assets and liabilities:
         Increase in:
         Accounts payable and
           accrued expenses                -              91,133
         Accrued interest
           payable                        3,266            1,808
                                      ---------        ---------
Net cash used in operating
  activities                           (166,335)        (166,736)
                                      ---------        ---------


Cash flows from financing
  activities:
    Increase in due to shareholder      166,335          166,736
                                      ---------        ---------
Net cash provided by financing
  activities                            166,335          166,736
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                  -                -
  At beginning of period                   -                -
                                      ---------        ---------
  At end of period                   $     -          $     -
                                      =========        =========



Supplemental Disclosures of
  Cash Flow Information:

Interest paid                              -                -
Taxes paid                                 -                -

             See accompanying notes to financial statements.

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2002 AND 2001

                                               Additional                Total
                Preferred        Common          Paid-In   Accumulated
Stockholders'
                  Stock           Stock          Capital     Deficit
Deficiency
             ------------- -----------------   ---------- -----------
-------------
             Shares Amount   Shares    Amount
             ------ ------ ---------- -------

Balance,
December 31,
2000            -      -   33,354,091 $33,354  $  759,535 $(1,355,076) $
(562,187)

Effect of
rescission      -      -            -       -    (434,444)          -
(434,444)

Net loss
for the year    -      -            -       -           -    (259,677)
(259,677)
             ------ ------ ---------- -------  ---------- -----------
-----------
Balance,
December 31,
2001            -      -   33,354,091  33,354     325,091  (1,614,753)
(1,256,308)

Net loss for
the year        -      -            -       -           -    (169,601)
(169,601)
             ------ ------ ---------- -------  ---------- -----------
-----------
Balance,
December 31,
2002            -      -   33,354,091 $33,354  $  325,091 $(1,784,354)
$(1,425,909)
             ====== ====== ========== =======  ========== ===========
===========

         See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                  NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2002 AND 2001


1.  Business

Shopss.com, Inc., a Utah corporation, changed its name to AccessTel, Inc. (the "Company") effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation ("AccessTel"), in a reverse merger transaction effective December 18, 2000.

Effective December 18, 2000, the Company entered into a Share Exchange Agreement with AccessTel and the shareholders of AccessTel pursuant to which the Company acquired all of the shares of AccessTel in exchange for 22,418,980 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction. An additional 13,681,560 shares of common stock were reserved for issuance under the Company's stock option plan. At the closing of this transaction, the existing officers and directors of the Company resigned, and new officers and directors were appointed.

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

The financial statements for the years ended December 31, 2001 and 2002 exclude the operations of AccessTel. The balance sheets as of December 31, 2001 and 2002 include the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel's operations due to the rescission litigation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2001 and 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2002 with respect to this matter.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled net income (loss) for the years ended December 31, 2002 and 2001.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $1,200,000, which expire beginning in 2020. A 100% valuation allowance has been provided with respect to the deferred tax assets as the Company cannot determine that it is more likely than not that it will be able to realize the deferred tax assets.

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


3.  Transactions with Shareholder

During the years ended December 31, 2002 and 2001, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $23,063 and $52,736, respectively. Related interest expense recorded during the years ended December 31, 2002 and 2001 was $3,266 and $1,808, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $114,000 for the years ended December 31, 2002 and 2001.


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


5.  Legal Proceedings

On May 1, 2001, Reed & Wangsgard, L.C. (formerly Droz, Reed & Wangsgard, L.C.) filed suit in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821 (the "Action"), to assert claims, on behalf of its clients, prior management of the Company, against AccessTel and the original shareholders of AccessTel. The complaint in the Action demands rescission of the Share Exchange Agreement, and alleges that the Company was induced to enter into the Share Exchange Agreement through a series of false representations made by AccessTel and its shareholders. The complaint also includes alternative causes of actions for fraud, conversion, injunctive relief, and the issuance of a Writ of Replevin.

On May 3, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable Raymond Uno, Judge of the Court, issued an Order appointing Leonard
W. Burningham, Esq., a member of the Utah State Bar, as receiver for the Company. Pursuant to such Order, the receiver is authorized to prepare and file reports with the Securities and Exchange Commission.

On May 16, 2001, pursuant to the motion of Reed & Wangsgard, L.C., the Honorable L.A. Dever, Judge of the Court, issued a Temporary Restraining Order prohibiting the transfer of any shares of common stock issued by AccessTel and/or Shopss.com, Inc. which were issued in the name of any defendant (other than the transfer agent) or held for the benefit of any such defendant.

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

On January 17, 2002, Reed & Wangsgard, L.C. received written confirmation from an agent of the Board of Directors of the Company that said Board of Directors have come to a unanimous decision to settle the claim for rescission of the Share Exchange Agreement by rescinding the Share Exchange Agreement. However, the Board of Directors of the Company failed and/or refused to follow through with their agreement to rescind the Share Exchange Agreement. As a result, Reed & Wangsgard, L.C. filed a Motion to Enforce Settlement with respect to the agreement to rescind the Share Exchange Agreement.

During February 2002, pursuant to the motion of counsel for AccessTel and the original shareholders of AccessTel, the Honorable L.A. Dever, Judge of the Court, issued an order limiting the Court's jurisdiction over certain of the defendants to the Action. As a result, the Court continued to have jurisdiction over the corporate defendants and through it, plaintiffs may assert claims arising from the allegedly wrongful conduct of current management.

6.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's financial statements at December 31, 2002. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company will adopt the measurement and recording provisions of FIN No. 45 prospectively beginning January 1, 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN No. 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003.
FIN No. 46 is effective for the Company on January 31, 2003, and is not expected to have a significant impact on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.


7.  SUBSEQUENT EVENTS-UNAUDITED

On May 1, 2003, a settlement was reached between the remaining parties to the Action. The material terms of the settlement include the requirement that the corporate defendants surrender all right, title and interest in and to those shares of common stock of the Company issued to them pursuant to the Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Exchange Agreement resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company that had filed the complaint, caused to be filed with the Court a Motion to Dismiss the complaint. Subject to the granting of the Motion to Dismiss the complaint, of the 16,718,763 shares issued to the corporate defendants, 11,356,782 of the surrendered shares have been delivered to counsel for prior management of the Company and will be duly canceled and returned to the authorized but unissued common stock of the Company, and 5,361,981 shares will be transferred to a private third party unrelated to the AccessTel parties pursuant to a confidential settlement of a separate legal action involving a legal debt owed by one of the AccessTel parties to the private third party. The current officers and directors of the Company resigned, and David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

Lawrence Liang, the Company's Chief Executive Officer, President and a director, and Stuart Bockler, the Company's Chief Financial Officer, Secretary and a director as of December 31, 2002, were named as defendants in the Complaint, and resigned as officers and directors of the Company effective April 24, 2003.

As a result of this settlement, the Company will record the cancellation of 11,356,782 shares of common stock during May 2003. As the settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

The Company has also been sued by several creditors for non-payment of debts, and judgments have been entered for the payment of such debts, plus interest and legal fees, in some cases.

                        INDEX TO EXHIBITS


Exhibit
Number      Description of Document
------      -----------------------


 3.1 Articles of Amendment to the Company's Articles of Incorporation, increasing the total authorized number of shares of capital stock from 50,000,000 to 120,000,000, of which 100,000,000 shares are common stock and 20,000,000 shares are preferred stock, and changing the Company's name to AccessTel, Inc., as filed with the State of Utah on February 16, 2001. (1)

 99.1       Motion to Dismiss dated May 6, 2003. (2)

 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

----------------------------------

(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 2003, filed on May 12, 2003, and incorporated herein by reference.

(3)  Filed herein.