Form 10QSB
period 2003-03-31
ACCESSTEL INC /UT/
filed 2003-06-11
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2003

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

                9005 Cobble Canyon Lane, Sandy, Utah 84093
                ------------------------------------------
                 (Address of principal executive offices)

                Issuer's telephone number:  (800) 281-1088

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

As of March 31, 2003, the Company had 33,354,091 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                         ACESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - March 31, 2003 (Unaudited) and December 31,
              2002

              Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002

              Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002

              Notes to Financial Statements (Unaudited) - Three Months Ended March 31, 2003 and 2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

     Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

                        AccessTel, Inc.
                         Balance Sheets

                                      March 31,     December 31,
                                        2003            2002
                                      ---------     ------------
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
Total assets                         $                $
                                     =========        =========

                           (continued)

                         AccessTel, Inc.
                    Balance Sheets (continued)

                                      March 31,     December 31,
                                        2003            2002
                                      ---------     ------------
                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses                  $1,087,764       $1,087,764
 Due to shareholder                     367,748          333,071
 Accrued interest payable                 5,885            5,074
                                      ---------        ---------
Total current liabilities             1,461,397        1,425,909
                                      ---------        ---------


Stockholders' deficiency:
 Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   33,354,091 shares                     33,354           33,354
 Additional paid-in capital             325,091          325,091
 Accumulated deficit                 (1,819,842)      (1,784,354)
                                      ---------        ---------
Total stockholders' deficiency       (1,461,397)      (1,425,909)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $
                                      =========        =========

        See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)


                                        Three Months Ended
                                               March 31,
                                      --------------------------
                                       2003             2002
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               34,677           38,211

Interest expense                            811              576
                                        -------          -------
Net loss                              $ (35,488)       $ (38,787)
                                        =======          =======

Net loss per common share
  (basic and diluted)                 $       -        $       -
                                        =======         ========

Weighted average common
  shares outstanding
  (basic and diluted)                33,354,091       33,354,091
                                     ==========       ==========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Cash Flows (Unaudited)


                                          Three Months Ended
                                              March 31,
                                      --------------------------
                                       2003             2002
                                      ---------        ---------
Cash flows from operating
  activities:
  Net loss                            $ (35,488)       $ (38,787)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
   Changes in operating
     assets and liabilities:
     Increase (decrease) in:
       Accrued interest
         payable                            811              576
                                       --------         --------
Net cash provided by (used in)
  operating activities                  (34,677)         (38,211)
                                       --------         --------

Cash flows from financing
  activities:
  Due to shareholder                     34,677           38,211
                                       --------         --------
Net cash provided by (used in)
  financing activities                   34,677           38,211
                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                   -                -
  At beginning of period                    -                -
                                       --------         --------
  At end of period                     $    -           $    -
                                       ========         ========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
            Three Months Ended March 31, 2003 and 2002


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

Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001. This litigation was settled during May 2003 (see Note 2).

Basis of Presentation - The accompanying financial statements as of December 31, 2002 and for the three months ended March 31, 2003 and 2002 include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel's operations due to the rescission litigation.

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

Comments   The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at March 31, 2003 and December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2002 with respect to this matter.

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity, and until recently, pursing litigation against former management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

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

3.  Transactions with Shareholder

During the three months ended March 31, 2003 and 2002, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $6,177 and $9,711, respectively. Related interest expense recorded during the three months ended March 31, 2003 and 2002 was $811 and $576, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 for the three months ended March 31, 2003 and 2002.

4.  New Accounting Pronouncements

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

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company's financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity, and until recently, pursing litigation against former management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Results of Operations:

Three Months Ended March 31, 2003 and 2002 -

During the three months ended March 31, 2003, the Company incurred general and administrative expenses of $34,677, which consisted of legal and accounting expenses of $6,177 and charges by a shareholder for services rendered of $28,500, and interest expense of $811 related to such advances.

During the three months ended March 31, 2002, the Company incurred general and administrative expenses of $38,211, which consisted of legal and accounting expenses of $9,711 and charges by a shareholder for services rendered of $28,500, and interest expense of $576 related to such advances.

During the three months ended March 31, 2003, the Company incurred a net loss of $35,488, as compared to a net loss of $38,787 for the three months ended March 31, 2002.

Liquidity and Capital Resources   March 31, 2003:

Operating Activities -

At Mach 31, 2003, the Company had no cash resources and a working capital deficit of $1,461,397, as a result of which the Company was insolvent.

Financing Activities -

During the three months ended March 31, 2003, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $6,177. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 for the three months ended March 31, 2003.


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

         Three Months Ended March 31, 2003:  None

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ DAVID C. MERRELL
Date:  June 11, 2003                   By:_________________________
                                          David C. Merrell
                                          President and Chief
                                          Financial Officer

                         CERTIFICATION

   I, David C. Merrell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AccessTel, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



                                                 /s/ DAVID C. MERRELL
June 11, 2003                               By:  _________________________
                                                 President and Chief
                                                 Financial Officer

                       INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002