Form 10QSB
period 2003-06-30
ACCESSTEL INC /UT/
filed 2003-09-09
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

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


               9005 Cobble Canyon Lane, Sandy, Utah 84093
               -------------------------------------------
                (Address of principal executive offices)

               Issuer's telephone number:  (801) 942-0555

               5201 Great American Parkway, Suite 320-3102
                      Santa Clara, California 95054
           ---------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

As of September 3, 2003, the Company had 25,002,709 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                             ACCESSTEL, INC.

                                  INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets   June 30, 2003 (Unaudited) and December 31, 2002

              Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

              Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002

              Notes to Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

     Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                            AccessTel, Inc.
                             Balance Sheets

                                      June 30,      December 31,
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
Total assets                         $                $
                                      =========        =========


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses                 $1,087,764       $1,087,764
 Due to major shareholder              396,248          333,071
 Accrued interest payable                6,719            5,074
                                     ---------        ---------
Total current liabilities            1,490,731        1,425,909
                                     ---------        ---------


Stockholders' deficiency:
 Common stock, $.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   25,002,709 shares at June 30,
   2003 and 33,354,091 shares
   at December 31, 2002                25,003           33,354
 Additional paid-in capital           333,442          325,091
 Accumulated deficit               (1,849,176)      (1,784,354)
                                    ---------        ---------
Total stockholders' deficiency     (1,490,731)      (1,425,909)
                                    ---------        ---------
Total liabilities and
  stockholders' deficiency         $                $
                                    =========        =========


             See accompanying notes to financial statements.

                              AccessTel, Inc.
                   Statements of Operations (Unaudited)



                                    Three Months Ended June 30,
                                      --------------------------
                                       2003             2002
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               28,500           48,061

Interest expense                            834              722
                                        -------          -------
Net loss                              $ (29,334)       $ (48,783)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $  -

                                        =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)              30,570,297       33,354,091
                                   ==========       ==========

         See accompanying notes to financial statements.

                              AccessTel, Inc.
                   Statements of Operations (Unaudited)



                                      Six Months Ended June 30,
                                      --------------------------
                                       2003             2002
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               63,177           86,272

Interest expense                          1,645            1,298
                                        -------          -------
Net loss                              $ (64,822)       $ (87,570)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $  -             $  -
                                        =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)              31,962,194       33,354,091
                                   ==========       ==========

              See accompanying notes to financial statements.
                                     5

                              AccessTel, Inc.
                   Statements of Cash Flows (Unaudited)


                                      Six Months Ended June 30,
                                      --------------------------
                                       2003             2002
                                      ---------        ---------

Cash flows from operating
  activities:
  Net loss                            $ (64,822)       $ (87,570)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
   Changes in operating
     assets and liabilities:
     Increase in:
       Accrued interest
         payable                          1,645            1,298
                                       --------         --------
Net cash used in operating
  activities                            (63,177)         (86,272)
                                       --------         --------

Cash flows from financing
  activities:
  Increase in due to major
    shareholder                          63,177           86,272
                                       --------         --------
Net cash provided by
  financing activities                   63,177           86,272

                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                  -                -
  At beginning of period                   -                -
                                       --------         --------
  At end of period                    $    -            $   -
                                       ========         ========

              See accompanying notes to financial statements.

                              AccessTel, Inc.
                 Notes to Financial Statements (Unaudited)
         Three Months and Six Months Ended June 30, 2003 and 2002


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

Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001. This litigation was settled during June 2003 (see Note 2).

Basis of Presentation - The accompanying financial statements as of December 31, 2002 and for the three months and six months ended June 30, 2003 and 2002 exclude the assets and liabilities of AccessTel's operations due to the rescission litigation.

The information contained herein is based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not necessarily be complete or accurate.

Comments The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at June 30, 2003 and December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2002 with respect to this matter.

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity, and until recently, pursuing litigation against former management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.


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

2.  Legal Proceedings

On May 1, 2001, prior management of the Company filed a complaint (the "Complaint") in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821, asserting claims against AccessTel, Inc. a Delaware corporation ("AccessTel"), and certain of the original shareholders of AccessTel (collectively, the "AccessTel Parties"). The Complaint was filed in regard to the December 18, 2000 Share Exchange Agreement (the "Exchange Agreement") by and between the Company and the AccessTel Parties. The Complaint alleged that the Company was induced to enter into the Exchange Agreement with the AccessTel Parties through a series of false representations made by the AccessTel Parties.

A settlement was reached between the parties to the Complaint. The material terms of the settlement include the requirement that the AccessTel Parties surrender all right, title and interest in and to those shares of common stock of the Company (the "Surrendered Shares") issued to them pursuant to the Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Exchange Agreement with the AccessTel Parties resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company who had filed the Complaint filed with the Court a Motion to Dismiss the Complaint. An Order of Dismissal was signed by the Court on June 2, 2003.

Lawrence Liang, the Company's Chief Executive Officer, President and a director, and Stuart Bockler, the Company's Chief Financial Officer, Secretary and a director, were named as defendants in the Complaint, and pursuant to the settlement, resigned as officers and directors of the Company effective April 24, 2003. Prior to their resignation, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

As a result of this settlement, the Company reduced its outstanding shares of common stock by a net of 8,351,382 shares during June 2003 (11,356,782 shares less 3,005,400 shares that had been in dispute and were never recorded, but are now considered issued and outstanding), which has been recorded as a decrease to shares of common stock outstanding and a corresponding increase to additional paid-in capital at par value of $0.001 (aggregate amount $8,351). As the settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

3.  Transactions with Major Shareholder

A major shareholder of the Company made advances to or on behalf of the Company aggregating $0 and $6,177 for the three months and six months ended June 30, 2003, respectively, and $19,561 and $29,272 for the three months and six months ended June 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and six months ended June 30, 2003 was $834 and $1,645, respectively, and $722 and $1,298 for the three months and six months ended June 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $57,000 for the three months and six months ended June 30, 2003 and 2002, respectively.


4.  Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46").
FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have any effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The information contained herein is based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not necessarily be complete or accurate.

The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity, and until recently, pursuing litigation against former management. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Results of Operations:

Three Months Ended June 30, 2003 and 2002 -

During the three months ended June 30, 2003, the Company incurred general and administrative expenses of $28,500, which consisted of charges by a major shareholder for services rendered, and interest expense of $834 related to previous advances for legal and accounting expenses.

During the three months ended June 30, 2002, the Company incurred general and administrative expenses of $48,061, which consisted of advances for legal and accounting expenses of $19,561 and charges by a shareholder for services rendered of $28,500, and interest expense of $722 related to such advances.

During the three months ended June 30, 2003, the Company incurred a net loss of $29,334, as compared to a net loss of $48,783 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 and 2002 -

During the six months ended June 30, 2003, the Company incurred general and administrative expenses of $63,177, which consisted of advances for legal and accounting expenses of $6,177 and charges by a shareholder for services rendered of $57,000, and interest expense of $1,645 related to such advances.

During the six months ended June 30, 2002, the Company incurred general and administrative expenses of $86,272, which consisted of advances for legal and accounting expenses of $29,272 and charges by a shareholder for services rendered of $57,000, and interest expense of $1,298 related to such advances.

During the six months ended June 30, 2003, the Company incurred a net loss of $64,822, as compared to a net loss of $87,570 for the six months ended June 30, 2002.

Liquidity and Capital Resources   June 30, 2003:

Operating Activities -

At June 30, 2003, the Company had no cash resources and a working capital deficit of $1,490,731, as a result of which the Company was insolvent.

Financing Activities -

A major shareholder of the Company made advances to or on behalf of the Company aggregating $0 and $6,177 for the three months and six months ended June 30, 2003, respectively, and $19,561 and $29,272 for the three months and six months ended June 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and six months ended June 30, 2003 was $834 and $1,645, respectively, and $722 and $1,298 for the three months and six months ended June 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $28,500 and $57,000 for the three months and six months ended June 30, 2003 and 2002, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2001, prior management of the Company filed a complaint (the "Complaint") in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821, asserting claims against AccessTel, Inc. a Delaware corporation ("AccessTel"), and certain of the original shareholders of AccessTel (collectively, the "AccessTel Parties"). The Complaint was filed in regard to the December 18, 2000 Share Exchange Agreement (the "Exchange Agreement") by and between the Company and the AccessTel Parties. The Complaint alleged that the Company was induced to enter into the Exchange Agreement with the AccessTel Parties through a series of false representations made by the AccessTel Parties.

A settlement was reached between the parties to the Complaint. The material terms of the settlement include the requirement that the AccessTel Parties surrender all right, title and interest in and to those shares of common stock of the Company (the "Surrendered Shares") issued to them pursuant to the Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Exchange Agreement with the AccessTel Parties resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company who had filed the Complaint filed with the Court a Motion to Dismiss the Complaint. An Order of Dismissal was signed by the Court on June 2, 2003.

Lawrence Liang, the Company's Chief Executive Officer, President and a director, and Stuart Bockler, the Company's Chief Financial Officer, Secretary and a director, were named as defendants in the Complaint, and pursuant to the settlement, resigned as officers and directors of the Company effective April 24, 2003. Prior to their resignation, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

As a result of this settlement, the Company reduced its outstanding shares of common stock by a net of 8,351,382 shares during June 2003 (11,356,782 shares less 3,005,400 shares that had been in dispute and were never recorded, but are now considered issued and outstanding), which has been recorded as a decrease to shares of common stock outstanding and a corresponding increase to additional paid-in capital at par value of $0.001 (aggregate amount $8,351). As the settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b)  Reports on Form 8-K

         Three Months Ended June 30, 2003:

         The Company filed a Current Report on Form 8-K on May 12, 2003 to report the settlement of litigation and the filing of a Motion to Dismiss on May 6, 2003, and filed a Current Report on Form 8-K/A on June 6, 2003 to report that an Order of Dismisal with respect to the litigation was signed on June 2, 2003.

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


                                                   AccessTel, Inc.
                                                   ---------------
                                                     (Registrant)


                                                   /s/ DAVID C. MERRELL
Date:  September 9, 2003                      By:  _________________________
                                                   David C. Merrell
                                                   President and Chief
                                                   Financial Officer

                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002