Form 10QSB/A
period 2003-06-30
ACCESSTEL INC /UT/
filed 2003-09-16
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB/A

                             Amendment No. 1

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

As of September 3, 2003, the Company had 25,002,309 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  See Item 6.

                        ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

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
Total assets                         $                $
                                      =========        =========


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and
    accrued expenses                 $1,087,764       $1,087,764
  Due to major shareholder              396,248          333,071
  Accrued interest payable                6,719            5,074
                                      ---------        ---------
Total current liabilities             1,490,731        1,425,909
                                      ---------        ---------


Stockholders' deficiency:
  Common stock, $0.001 par value
    Authorized - 100,000,000 shares
    Issued and Outstanding
    25,002,309 shares at June 30,
    2003 and 33,354,091 shares
    at December 31, 2002                 25,002           33,354
  Additional paid-in capital            483,693          325,091
  Accumulated deficit                (1,999,426)      (1,784,354)
                                      ---------        ---------
Total stockholders' deficiency       (1,490,731)      (1,425,909)
                                      ---------        ---------
Total liabilities and
  stockholders' deficiency           $                $
                                      =========        =========


        See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)


                                      Three Months Ended June 30,
                                      --------------------------
                                        2003             2002
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               28,500           48,061

Value of common shares
  released in conjunction
  with legal settlement
  (Note 2)                              150,250

Interest expense                            834              722
                                        -------          -------
Net loss                              $(179,584)       $ (48,783)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $(0.01)          $  -
                                          =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                30,570,297       33,354,091
                                     ==========       ==========

        See accompanying notes to financial statements.

                        AccessTel, Inc.
              Statements of Operations (Unaudited)


                                       Six Months Ended June 30,
                                      --------------------------
                                        2003             2002
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                               63,177           86,272

Value of common shares
  released in conjunction
  with legal settlement (Note 2)        150,250

Interest expense                          1,645            1,298
                                        -------          -------
Net loss                              $(215,072)       $ (87,570)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $(0.01)          $  -
                                          =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                31,962,194       33,354,091
                                     ==========       ==========

        See accompanying notes to financial statements.

                        AccessTel, Inc.
              Statements of Cash Flows (Unaudited)


                                      Six Months Ended June 30,
                                      --------------------------
                                        2003             2002
                                      ---------        ---------
Cash flows from operating
  activities:
  Net loss                            $(215,072)       $ (87,570)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
    Value of common shares
      released in conjunction
      with legal settlement             150,250
    Changes in operating
      assets and liabilities:
      Increase in:
        Accrued interest
          payable                         1,645            1,298
                                       --------         --------
Net cash used in operating
  activities                            (63,177)         (86,272)
                                       --------         --------

Cash flows from financing
  activities:
  Increase in due to major
    shareholder                          63,177           86,272
                                       --------         --------
Net cash provided by
  financing activities                   63,177           86,272
                                       --------         --------

Cash and cash equivalents:
  Net increase (decrease)                  -                -
  At beginning of period                   -                -
                                       --------         --------
  At end of period                    $    -            $   -
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

2.  Legal Proceedings

On May 1, 2001, prior management of the Company filed a complaint (the "Complaint") in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821, asserting claims against AccessTel, Inc. a Delaware corporation ("AccessTel"), and certain of the original shareholders of AccessTel (collectively, the "AccessTel Parties"). The Complaint was filed in regard to the December 18, 2000 Share Exchange Agreement (the "Exchange Agreement") by and between the Company and the AccessTel Parties. The Complaint alleged that the Company was induced to enter into the Exchange Agreement with the AccessTel Parties through a series of false representations made by the AccessTel Parties. The AccessTel Parties included, among others, Lawrence Liang, the Company's former Chief Executive Officer, President and a director, and Stuart Bockler, the Company's former Chief Financial Officer, Secretary and a director.

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

Lawrence Liang and Stuart Bockler resigned as officers and directors of the Company effective April 24, 2003. Prior to their resignation, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

As a result of such settlement, the AccessTel Parties returned 11,356,782 shares of common stock to the Company for cancellation. Separately, Global Guarantee Corporation received an aggregate of 5,600,981 shares of common stock issued to or on behalf of Stuart Bockler pursuant to a confidential settlement of a separate legal action involving a legal debt owed by Mr. Bockler to Global Guarantee Corporation. As a result, at the conclusion of the legal settlement, Global Guarantee Corporation owned an aggregate of 5,979,150 shares of the Company's common stock, equivalent to 23.9% of the Company's issued and outstanding shares of common stock. Global Guarantee Corporation has also periodically provided working capital advances to the Company (see Note 3). In conjunction with the legal settlement, the Company also released its claims on 3,005,000 shares that had been previously issued to or on behalf of Mr. Bockler, but had been in dispute and had not been recorded to date, as a result of which the Company's outstanding shares of common stock were increased by such amount. As a result of the aforementioned transactions, the Company's outstanding shares of common stock decreased by a net of 8,351,782 shares during the three months and six months ended June 30, 2003, to 25,002,309 shares outstanding at June 30, 2003, as compared to 33,354,091 shares at December 31, 2002.

The return and cancellation of the 11,356,782 shares has been recorded as a decrease to common shares outstanding and a corresponding increase to additional paid-in capital at the par value of $0.001 per share (aggregate amount $11,357). The 3,005,000 shares were recorded at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250) and charged to operations.

As the legal settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

"In an unrelated matter, on April 14, 2003, the Securities and Exchange Commission (the "SEC") filed a civil action in the United States District Court for the Southern District of Ohio, Case Number CV-03-326, against eight individuals and four entities. Global Guarantee Corporation, including its Chairman and President, were named as defendants in this civil action. The Company does not believe that this matter will have any adverse effect on the Company.

3.  Transactions with Global Guarantee Corporation

Global Guarantee Corporation made advances to or on behalf of the Company aggregating $0 and $6,177 for the three months and six months ended June 30, 2003, respectively, and $19,561 and $29,272 for the three months and six months ended June 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and six months ended June 30, 2003 was $834 and $1,645, respectively, and $722 and $1,298 for the three months and six months ended June 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that such shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to such shareholder for services rendered of $28,500 and $57,000 for the three months and six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003 and December 31, 2002, the Company owed $402,967 and $338,145, respectively, to Global Guarantee Corporation.

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

Legal Proceedings:

On May 1, 2001, prior management of the Company filed a complaint (the "Complaint") in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821, asserting claims against AccessTel, Inc. a Delaware corporation ("AccessTel"), and certain of the original shareholders of AccessTel (collectively, the "AccessTel Parties"). The Complaint was filed in regard to the December 18, 2000 Share Exchange Agreement (the "Exchange Agreement") by and between the Company and the AccessTel Parties. The Complaint alleged that the Company was induced to enter into the Exchange Agreement with the AccessTel Parties through a series of false representations made by the AccessTel Parties. The AccessTel Parties included, among others, Lawrence Liang, the Company's former Chief Executive Officer, President and a director, and Stuart Bockler, the Company's former Chief Financial Officer, Secretary and a director.

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

Lawrence Liang and Stuart Bockler resigned as officers and directors of the Company effective April 24, 2003. Prior to their resignation, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

As a result of such settlement, the AccessTel Parties returned 11,356,782 shares of common stock to the Company for cancellation. Separately, Global Guarantee Corporation received an aggregate of 5,600,981 shares of common stock issued to or on behalf of Stuart Bockler pursuant to a confidential settlement of a separate legal action involving a legal debt owed by Mr. Bockler to Global Guarantee Corporation. As a result, at the conclusion of the legal settlement, Global Guarantee Corporation owned an aggregate of 5,979,150 shares of the Company's common stock, equivalent to 23.9% of the Company's issued and outstanding shares of common stock. Global Guarantee Corporation has also periodically provided working capital advances to the
Company (see "Liquidity and Capital Resources   June 30, 2003   Financing
Activities" below). In conjunction with the legal settlement, the Company also released its claims on 3,005,000 shares that had been previously issued to or on behalf of Mr. Bockler, but had been in dispute and had not been recorded to date, as a result of which the Company's outstanding shares of common stock were increased by such amount. As a result of the aforementioned transactions, the Company's outstanding shares of common stock decreased by a net of 8,351,782 shares during the three months and six months ended June 30, 2003, to 25,002,309 shares outstanding at June 30, 2003, as compared to 33,354,091 shares at December 31, 2002.

The return and cancellation of the 11,356,782 shares has been recorded as a decrease to common shares outstanding and a corresponding increase to additional paid-in capital at the par value of $0.001 per share (aggregate amount $11,357). The 3,005,000 shares were recorded at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250) and charged to operations.

As the legal settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

In an unrelated matter, on April 14, 2003, the Securities and Exchange Commission (the "SEC") filed a civil action in the United States District Court for the Southern District of Ohio, Case Number CV-03-326, against eight individuals and four entities. Global Guarantee Corporation, including its Chairman and President, were named as defendants in this civil action. The Company does not believe that this matter will have any effect on it.

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

During the three months ended June 30, 2003, in conjunction with the legal settlement described above, the Company recorded a charge to operations of $150,250 with respect to its release of claims on 3,005,000 shares that had been previously issued but had been in dispute and had not been recorded to date. The 3,005,000 shares were recorded at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250) and charged to operations.

During the three months ended June 30, 2003, the Company incurred a net loss of $179,584, as compared to a net loss of $48,783 for the three months ended June 30, 2002.

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

During the six months ended June 30, 2003, in conjunction with the legal settlement described above, the Company recorded a charge to operations of $150,250 with respect to its release of claims on 3,005,000 shares that had been previously issued but had been in dispute and had not been recorded to date. The 3,005,000 shares were recorded at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250) and charged to operations.

During the six months ended June 30, 2003, the Company incurred a net loss of $215,072, as compared to a net loss of $87,570 for the six months ended June 30, 2002.

Liquidity and Capital Resources   June 30, 2003:

Operating Activities -

At June 30, 2003, the Company had no cash resources and a working capital deficit of $1,490,731, as a result of which the Company was insolvent.

Financing Activities -

Global Guarantee Corporation made advances to or on behalf of the Company aggregating $0 and $6,177 for the three months and six months ended June 30, 2003, respectively, and $19,561 and $29,272 for the three months and six months ended June 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and six months ended June 30, 2003 was $834 and $1,645, respectively, and $722 and $1,298 for the three months and six months ended June 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that such shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to such shareholder for services rendered of $28,500 and $57,000 for the three months and six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003 and December 31, 2002, the Company owed $402,967 and $338,145, respectively, to Global Guarantee Corporation.

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

                  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2001, prior management of the Company filed a complaint (the "Complaint") in the Third Judicial District Court of Salt Lake County, State of Utah (the "Court"), Civil No. 010903821, asserting claims against AccessTel, Inc. a Delaware corporation ("AccessTel"), and certain of the original shareholders of AccessTel (collectively, the "AccessTel Parties"). The Complaint was filed in regard to the December 18, 2000 Share Exchange Agreement (the "Exchange Agreement") by and between the Company and the AccessTel Parties. The Complaint alleged that the Company was induced to enter into the Exchange Agreement with the AccessTel Parties through a series of false representations made by the AccessTel Parties. The AccessTel Parties included, among others, Lawrence Liang, the Company's former Chief Executive Officer, President and a director, and Stuart Bockler, the Company's former Chief Financial Officer, Secretary and a director.

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

Lawrence Liang and Stuart Bockler resigned as officers and directors of the Company effective April 24, 2003. Prior to their resignation, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

As a result of such settlement, the AccessTel Parties returned 11,356,782 shares of common stock to the Company for cancellation. Separately, Global Guarantee Corporation received an aggregate of 5,600,981 shares of common stock issued to or on behalf of Stuart Bockler pursuant to a confidential settlement of a separate legal action involving a legal debt owed by Mr. Bockler to Global Guarantee Corporation. As a result, at the conclusion of the legal settlement, Global Guarantee Corporation owned an aggregate of 5,979,150 shares of the Company's common stock, equivalent to 23.9% of the Company's issued and outstanding shares of common stock. Global Guarantee Corporation has also periodically provided working capital advances to the Company. In conjunction with the legal settlement, the Company also released its claims on 3,005,000 shares that had been previously issued to or on behalf of Mr. Bockler, but had been in dispute and had not been recorded to date, as a result of which the Company's outstanding shares of common stock were increased by such amount. As a result of the aforementioned transactions, the Company's outstanding shares of common stock decreased by a net of 8,351,782 shares during the three months and six months ended June 30, 2003, to 25,002,309 shares outstanding at June 30, 2003, as compared to 33,354,091 shares at December 31, 2002.

The return and cancellation of the 11,356,782 shares has been recorded as a decrease to common shares outstanding and a corresponding increase to additional paid-in capital at the par value of $0.001 per share (aggregate amount $11,357). The 3,005,000 shares were recorded at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250) and charged to operations.

As the legal settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    Reports on Form 8-K

    Three Months Ended June 30, 2003:

    The Company filed a Current Report on Form 8-K on May 12, 2003 to report the settlement of litigation and the filing of a Motion to Dismiss on May 6, 2003, and filed a Current Report on Form 8-K/A on June 6, 2003 to report that an Order of Dismissal with respect to the litigation was signed on June 2, 2003.

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


                                                   AccessTel, Inc.
                                                   ---------------
                                                     (Registrant)


                                                   /s/ DAVID C. MERRELL
Date:  September __, 2003                     By:  _________________________
                                                   David C. Merrell
                                                   President and Chief
                                                     Financial Officer

                       INDEX TO EXHIBITS

Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002