Form 10QSB
period 2003-09-30
ACCESSTEL INC /UT/
filed 2003-11-04
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

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

As of September 30, 2003, the Company had 25,002,309 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                             ACCESSTEL, INC.

                                  INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets   September 30, 2003 (Unaudited) and December 31,
              2002

              Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

              Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002

              Notes to Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

     Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                            AccessTel, Inc.
                             Balance Sheets

                                          September 30,   December 31,
                                              2003            2002
                                          -------------   ------------
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
Total assets                               $                $
                                            =========        =========


LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
 Accounts payable and
   accrued expenses (Note 4)               $  700,643       $1,087,764
 Due to major shareholder (Note 3)            428,434          333,071
 Accrued interest payable (Note 3)              7,567            5,074
                                            ---------        ---------
Total current liabilities                   1,136,644        1,425,909
                                            ---------        ---------


Stockholders' deficiency (Note 2):
 Common stock, $0.001 par value
   Authorized - 100,000,000 shares
   Issued and Outstanding
   25,002,309 shares at September
   30, 2003 and 33,354,091 shares
   at December 31, 2002                        25,002           33,354
 Additional paid-in capital                   483,693          325,091
 Accumulated deficit                       (1,645,339)      (1,784,354)
                                            ---------        ---------
Total stockholders' deficiency             (1,136,644)      (1,425,909)
                                            ---------        ---------
Total liabilities and
  stockholders' deficiency                 $                $
                                            =========        =========



             See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)

                                      Three Months Ended September 30,
                                      --------------------------------
                                            2003             2002
                                          ---------        ---------
Revenues                                  $                $

Cost of revenues
                                            -------          -------
Gross profit
                                            -------          -------

General and administrative
  expenses                                   30,243           21,240

Fees to major shareholder (Note 3)           28,500           28,500

Reversal of reserve for
  contingent liabilities (Note 4)          (413,678)

Interest expense (Note 3)                       848              926
                                            -------          -------
Net income (loss)                         $ 354,087        $ (50,666)
                                            =======          =======

Net income (loss) per common
  share - basic and diluted                  $ 0.01           $  -
                                              =====           =====

Weighted average common
  shares outstanding -
  basic and diluted                      25,002,309       33,354,091
                                         ==========       ==========

             See accompanying notes to financial statements.

                             AccessTel, Inc.
                  Statements of Operations (Unaudited)

                                      Nine Months Ended September 30,
                                      -------------------------------
                                            2003             2002
                                         ---------        ---------
Revenues                                 $                $

Cost of revenues
                                           -------          -------
Gross profit
                                           -------          -------

General and administrative
  expenses                                  36,420           50,512

Fees to major shareholder (Note 3)          85,500           85,500

Value of common shares
  released in conjunction
  with legal settlement (Note 2)           150,250

Reversal of reserve for
  contingent liabilities (Note 4)         (413,678)

Interest expense (Note 3)                    2,493            2,224
                                           -------          -------
Net income (loss)                        $ 139,015        $(138,236)
                                           =======          =======

Net income (loss) per common
  share - basic and diluted                 $  -             $  -
                                           =====            =====

Weighted average common
  shares outstanding -
  basic and diluted                     29,642,188       33,354,091
                                        ==========       ==========


             See accompanying notes to financial statements.

                             AccessTel, Inc.
                  Statements of Cash Flows (Unaudited)


                                      Nine Months Ended September 30,
                                      -------------------------------
                                            2003             2002
                                         ---------        ---------
Cash flows from operating
  activities:
  Net income (loss)                      $ 139,015        $(138,236)
  Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
    Value of common shares
      released in conjunction
      with legal settlement                150,250
    Reversal of reserve for
      contingent liabilities              (413,678)
    Changes in operating
     assets and liabilities:
     Increase in:
       Accounts payable and
         accrued expenses                   26,557
       Accrued interest
         payable                             2,493            2,224
                                          --------         --------
Net cash used in operating
  activities                               (95,363)        (136,012)
                                          --------         --------

Cash flows from financing
  activities:
  Increase in accrued fees
    to major shareholder                    85,500           85,500
  Amounts advanced by major
    shareholder to or on
    behalf of the Company                    9,863           50,512
                                          --------         --------
Net cash provided by
  financing activities                      95,363          136,012
                                          --------         --------
Cash and cash equivalents:
  Net increase (decrease)                     -                -
  At beginning of period                      -                -
                                          --------         --------
  At end of period                       $    -            $   -
                                          ========         ========


             See accompanying notes to financial statements.

                             AccessTel, Inc.
                Notes to Financial Statements (Unaudited)
     Three Months and Nine Months Ended September 30, 2003 and 2002


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

Basis of Presentation - The accompanying financial statements as of December 31, 2002 and for the three months and nine months ended September 30, 2003 and 2002 exclude the assets and liabilities of AccessTel's operations due to the rescission litigation.

The information contained herein is based on the information available to current management, but due to the commencement of litigation and the appointment of a receiver, such information may not necessarily be complete or accurate.

Comments - The accompanying interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Reclassification - Certain amounts have been reclassified in 2002 to conform to the current year's presentation.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at September 30, 2003 and December 31, 2002.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. There were no potentially dilutive securities outstanding during the periods presented, and accordingly, basic and diluted income (loss) per common share is the same for all periods presented.

Income Tax Returns - The Company has not filed federal or state income tax returns for the last several years. The Company does not believe that such failure to file these returns will have a material effect on its continued existence, financial statements or results of operations.


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

As a result of such settlement, the AccessTel Parties returned 11,356,782 shares of common stock to the Company for cancellation. Separately, Global Guarantee Corporation received an aggregate of 5,600,981 shares of common stock issued to or on behalf of Stuart Bockler pursuant to a confidential settlement of a separate legal action involving a legal debt owed by Mr. Bockler to Global Guarantee Corporation. As a result, at the conclusion of the legal settlement, Global Guarantee Corporation owned an aggregate of 5,979,150 shares of the Company's common stock, equivalent to 23.9% of the Company's issued and outstanding shares of common stock. Global Guarantee Corporation has also periodically provided working capital advances to the Company (see Note 3). In conjunction with the legal settlement, the Company also released its claims on 3,005,000 shares that had been previously issued to or on behalf of Mr. Bockler, but had been in dispute and had not been recorded to date, as a result of which the Company's outstanding shares of common stock were increased by such amount. As a result of the aforementioned transactions, the Company's outstanding shares of common stock decreased by a net of 8,351,782 shares during the nine months ended September 30, 2003, to 25,002,309 shares outstanding at September 30, 2003, as compared to 33,354,091 shares at December 31, 2002.

The return and cancellation of the 11,356,782 shares has been recorded as a decrease to common shares outstanding and a corresponding increase to additional paid-in capital at the par value of $0.001 per share (aggregate amount $11,357). The 3,005,000 shares were recorded as an expense at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250).

As the legal settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company did not reflect such assets or operations in its financial statements subsequent to the settlement date.

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


3.  Transactions with Global Guarantee Corporation

Global Guarantee Corporation made advances to or on behalf of the Company aggregating $3,686 and $9,863 for the three months and nine months ended September 30, 2003, respectively, and $21,240 and $50,512 for the three months and nine months ended September 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and nine months ended September 30, 2003 was $848 and $2,493, respectively, and $926 and $2,224 for the three months and nine months ended September 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that such shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to such shareholder for services rendered of $28,500 and $85,500 for the three months and nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003 and December 31, 2002, the Company owed an aggregate of $436,001 and $338,145, respectively, to Global Guarantee Corporation.


4.  Reserve for Contingent Liabilities

During September 2003, the Company reviewed its reserve for contingent liabilities and determined that it had an excess reserve relating to accounts payable and accrued liabilities recorded in 2000 and early 2001. Accordingly, the Company reduced its reserve for contingent liabilities by $413,678, which was recorded as income during the three months and nine months ended September 30, 2003. The Company will continue to review the fair value of its reported payables, and will adjust such payables periodically as necessary.

5.  Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As a result of such settlement, the AccessTel Parties returned 11,356,782 shares of common stock to the Company for cancellation. Separately, Global Guarantee Corporation received an aggregate of 5,600,981 shares of common stock issued to or on behalf of Stuart Bockler pursuant to a confidential settlement of a separate legal action involving a legal debt owed by Mr. Bockler to Global Guarantee Corporation. As a result, at the conclusion of the legal settlement, Global Guarantee Corporation owned an aggregate of 5,979,150 shares of the Company's common stock, equivalent to 23.9% of the Company's issued and outstanding shares of common stock. Global Guarantee Corporation has also periodically provided working capital advances to the
Company (see "Liquidity and Capital Resources   June 30, 2003   Financing
Activities" below). In conjunction with the legal settlement, the Company also released its claims on 3,005,000 shares that had been previously issued to or on behalf of Mr. Bockler, but had been in dispute and had not been recorded to date, as a result of which the Company's outstanding shares of common stock were increased by such amount. As a result of the aforementioned transactions, the Company's outstanding shares of common stock decreased by a net of 8,351,782 shares during the nine months ended September 30, 2003, to 25,002,309 shares outstanding at September 30, 2003, as compared to 33,354,091 shares at December 31, 2002.

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

As the legal settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company did not reflect such assets or operations in its financial statements subsequent to the settlement date.

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

Results of Operations:

Three Months Ended September 30, 2003 and 2002 -

During the three months ended September 30, 2003, the Company incurred general and administrative expenses of $30,243, fees to a major shareholder of $28,500 for services rendered, and interest expense of $848 related to previous advances by the major shareholder for legal and accounting expenses. During the three months ended September 30, 2003, the major shareholder advanced $3,686 primarily for legal and accounting expenses.

During the three months ended September 30, 2002, the Company incurred general and administrative expenses of $21,240, fees to a major shareholder of $28,500 for services rendered, and interest expense of $926 related to previous advances by the major shareholder for legal and accounting expenses. During the three months ended September 30, 2002, the major shareholder advanced $21,240 primarily for legal and accounting expenses.


During September 2003, the Company reviewed its reserve for contingent liabilities and determined that it had an excess reserve relating to accounts payable and accrued liabilities recorded in 2000 and early 2001. Accordingly, the Company reduced its reserve for contingent liabilities by $413,678, which was recorded as income during the three months ended September 30, 2003.

As a result of the aforementioned factors, during the three months ended September 30, 2003, the Company recorded net income of $354,087, as compared to a net loss of $50,666 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002 -

During the nine months ended September 30, 2003, the Company incurred general and administrative expenses of $36,420, fees to a major shareholder of $85,500 for services rendered, and interest expense of $2,493 related to previous advances by the major shareholder for legal and accounting expenses. During the nine months ended September 30, 2003, the major shareholder advanced $9,863 primarily for legal and accounting expenses.

During the nine months ended September 30, 2002, the Company incurred general and administrative expenses of $50,512, fees to a major shareholder of $28,500 for services rendered, and interest expense of $2,224 related to previous advances by the major shareholder for legal and accounting expenses. During the nine months ended September 30, 2002, the major shareholder advanced $50,512 primarily for legal and accounting expenses.

During the nine months ended September 30, 2003, in conjunction with the legal settlement described above, the Company recorded a charge to operations of $150,250 with respect to its release of claims on 3,005,000 shares that had been previously issued but had been in dispute and had not been recorded to date. The 3,005,000 shares were recorded as an expense at the fair market value of $0.05 per share at the date of the legal settlement (aggregate amount $150,250).

During September 2003, the Company reviewed its reserve for contingent liabilities and determined that it had an excess reserve relating to accounts payable and accrued liabilities recorded in 2000 and early 2001. Accordingly, the Company reduced its reserve for contingent liabilities by $413,678, which was recorded as income during the nine months ended September 30, 2003.

As a result of the aforementioned factors, during the nine months ended September 30, 2003, the Company recorded net income of $139,015, as compared to a net loss of $138,236 for the nine months ended September 30, 2002.

Liquidity and Capital Resources - September 30, 2003:

Operating Activities -

At September 30, 2003, the Company had no cash resources and a working capital deficit of $1,136,644, as a result of which the Company was insolvent.

Financing Activities -

Global Guarantee Corporation made advances to or on behalf of the Company aggregating $3,686 and $9,863 for the three months and nine months ended September 30, 2003, respectively, and $21,240 and $50,512 for the three months and nine months ended September 30, 2002, respectively. Such advances bear interest at 1% below the prime rate. Related interest expense for the three months and nine months ended September 30, 2003 was $848 and $2,493, respectively, and $926 and $2,224 for the three months and nine months ended September 30, 2002, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that such shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to such shareholder for services rendered of $28,500 and $85,500 for the three months and nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003 and December 31, 2002, the Company owed an aggregate of $436,001 and $338,145, respectively, to Global Guarantee Corporation.

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

    (b)  Reports on Form 8-K

         Three Months Ended September 30, 2003:  None.

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


                                                   AccessTel, Inc.
                                                   ---------------
                                                     (Registrant)


                                                   /s/ DAVID C. MERRELL
Date:  November 1, 2003                      By:  _________________________
                                                   David C. Merrell
                                                   President and Chief
                                                   Financial Officer

                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002