Form 10KSB
period 2003-12-31
ACCESSTEL INC /UT/
filed 2004-05-17
CIK 1063293

United States Securities and Exchange Commission
                          Washington, D.C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

                        Commission File No. 000-24459

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

                2904 E. Shady Lane, Highland Ranch, CO 80126
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (720) 404-1302

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company had no operating revenues for the fiscal year ended December 31, 2003.

     The aggregate market value of the Company's common stock held by non-affiliates of the Company as of May 13, 2004, was $8,281, which represents 8,281,031 shares at par value of $0.001.

     Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                             PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

Overview:

    Shopss.com, Inc., a Utah corporation, changed its name to AccessTel, Inc. (the "Company") effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation ("AccessTel-Delaware"), in a reverse merger transaction effective December 18, 2000.

    Effective December 18, 2000, the Company entered into a Share Exchange Agreement with AccessTel-Delaware and the shareholders of AccessTel-Delaware pursuant to which the Company acquired all of the shares of AccessTel-Delaware in exchange for 22,418,980 shares of common stock, which represented 80% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction. An additional 13,681,560 shares of common stock were reserved for issuance under the Company's stock option plan. At the closing of this transaction, the existing officers and directors of the Company resigned, and new officers and directors were appointed.

    Litigation to rescind this transaction was subsequently commenced on May 1, 2001, and a receiver was appointed on May 3, 2001. On May 6, 2003, a settlement was reached whereby the parties to the Share Exchange Agreement surrendered all shares that were issued to them pursuant the Share Exchange Agreement and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Share Exchange Agreement with the AccessTel-Delaware Parties resign from their respective management positions. 11,356,782 shares of common stock were returned to the treasury and prior to resigning from their respective management positions of the Company, David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company. See the Company's 8-K Current Report dated May 6, 2003, which has been previously filed with the Securities and Exchange Commission. See Part III, Item 13.

     The Company effected a 1:89 reverse split in the shares of its common stock of that were outstanding as of December 12, 2003. The Company had 25,002,309 shares of common stock outstanding immediately prior to the reverse stock split and 280,925 shares of common stock outstanding immediately following the reverse split.

    On December 16, 2003, the Company purchased all of the issued and outstanding shares of common stock of Euro Offline pursuant to that certain Stock Purchase Agreement and Plan of Reorganization (the "Agreement and Reorganization") dated December 16, 2003, between the Company and Euro Offline, Inc. ("Euro Offline"), a privately-held, Colorado corporation. As a result of the closing of the Agreement and Plan of Reorganization, 31,000,000 "restricted" shares of common stock were issued to six persons, including Messrs. Randall L. Middleton and Thomas Rowan, executive officers, directors and shareholders of Euro Offline. Messrs. Middleton and Rowan each received 13,750,000 newly-issued, "restricted" shares of common stock of the Company. The aggregate 27,500,000 shares of common stock of the Company owned of record and beneficially by Messrs. Middleton and Rowan as a result of the Agreement and Plan of Reorganization represented approximately 88% of the voting securities of AccessTel. As part of the 31,000,000 "restricted" shares of common stock that were issued pursuant to the Agreement and Plan of Reorganization, 1,000,000 "restricted" shares of common stock were issued to Global Guarantee Corporation ("Global") for which Global agreed to forgive certain indebtedness of the Company to it in consideration of the stock and for a certain amount of cash.

     David C. Merrell resigned as the sole executive officer and director of the Company on December 16, 2003, in connection with the Agreement and Plan of Reorganization. Prior to his resignation, Mr. Merrell appointed Messrs. Middleton and Rowan as directors to fill the vacancies in the Board of Directors created by his and prior resignations. In addition, Mr. Middleton was elected to serve as the President, and Mr. Rowan was elected to serve as the Secretary/Treasurer, of the Company. See the Company's 8-K Current Report dated December 16, 2003, which has been previously filed with the Securities and Exchange Commission. See Part III, Item 13.

     Global, a former principal shareholder of the Company and shareholder subsequent to the completion of the Euro Offline Agreement and Plan of Reorganization, was a third party beneficiary to the representations and warranties of Euro Offline that were made under the Agreement and Plan of Reorganization that referenced the October 3, 2003, Agreement, between Global and Messrs. Middleton and Rowan that provided for certain payments to be made to Global in connection with the closing of the Agreement and Plan or Reorganization. That Agreement also provided that if the reorganization were not completed as provided in Section 2 of that Agreement by the payment of certain sums and the issuance of certain securities of the Company to Global, that Global would have the right to essentially rescind its Agreement with Messrs. Middleton and Rowan by the return of the consideration received under their Agreement, less reasonable attorney's fees incurred. Global has asserted a claim of rescission and damages in connection with the rescission of the Agreement and Plan of Reorganization with Euro Offline; that claim has not yet been resolved. The effects of that claim may result in a further change in control of the Company, by returning Global to a principal shareholder of the Company. The Company disputes Global's claim, and asserts that the recision of the Euro Offline Agreement and Plan of Reorganization does not grant Global the right of recision under its Agreement with Messrs. Middleton and Rowan, but merely asserts the right of payment, which has been made to and received by Global under that Agreement. A copy of the Agreement is attached hereto and incorporated herein by reference. See Part III, Item 13.

     On April 9, 2004, which is subsequent to the date of this Annual Report, Mr. Middleton and Mr. Rowan resigned and appointed Kevin Marion as President and director of our Company; and the Company completed a Compromise and Settlement Agreement with Euro Offline that was executed by Messrs. Middleton and Rowan. Each party contended that a substantial, irreconcilable dispute existed among them and each resolved that they should resolve this dispute through this Compromise and Settlement Agreement. by rescinding the Agreement and Plan or Reorganization between the Company and Euro Offline, and with the Company agreeing to pay $40,000 to Euro Offline and Euro Offline agreeing to cancel the 27,000,000 shares of "restricted" common stock issued to Messrs. Middleton and Rowan back to the Company's treasury. A copy of the Compromise and Settlement Agreement is attached to and incorporated herein. See Part III, Item 13.

History Prior to December 31, 2003:

     See the Company's 10-KSB Annual Report for the year ended December 31, 2002, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Part III, Item 13.

Business:

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part I, Item 5.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

ITEM 2.   DESCRIPTION OF PROPERTY

     As of December 31, 2003, the Company did not own or lease any property.

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

    On May 1, 2003, a settlement was reached between the remaining parties to the Action. The material terms of the settlement include the requirement that the corporate defendants surrender all right, title and interest in and to those shares of common stock of the Company issued to them pursuant to the Exchange Agreement, and that all members of management of the Company that had been designated to serve as directors and executive officers of the Company at the closing of the Exchange Agreement resign from their respective management positions. As a result of the settlement, on May 6, 2003, prior management of the Company that had filed the complaint, caused to be filed with the Court a Motion to Dismiss the complaint. An 8-K Current Report with the Order to Dismiss as an exhibit was filed with the Securities and Exchange Commission on June 6, 2004. Purusant to the Order to Dismiss the complaint, of the 16,718,763 shares issued to the corporate defendants, 11,356,782 of the common shares have been canceled and returned to the authorized but unissued common stock of the Company, and 5,361,981 shares will be transferred to a private third party unrelated to the AccessTel parties pursuant to a confidential settlement of a separate legal action involving a legal debt owed by one of the AccessTel parties to the private third party. The current officers and directors of the Company resigned, and David C. Merrell, a former director and executive officer of the Company, was appointed as an interim officer and director of the Company.

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

    However, on February 20, 2004, which is subsequent to the date of this Report; we filed a Definitive Information Statement with the Securities and Exchange Commission regarding changing the name of our Company and approval for us to take action pursuant to written consent of the majority stockholders. See Part III, Item 13.

                            PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

    Since February 27, 2001, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "ATEL." The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the 1-for-8 reverse stock split effective May 29, 1998, the
5.435034 forward stock split effective October 27, 1999 and a 1 for 89 reverse stock split effective December 12, 2004.

                                        Low                 High
                                        ---                 ----

Fiscal Year Ended December 31, 2002:

Three months ended

March 31, 2002                         $0.03                $0.11
June 30, 2002                           0.03                 0.14
September 30, 2002                      0.02                 0.08
December 31, 2002                       0.02                 0.08

Fiscal Year Ended December 31, 2003:

Three months ended

March 31, 2003                         $0.035               $0.01
June 30, 2003                           0.085                0.02
September 30, 2003                      0.045                0.02
October 1, 2003 through
December 11, 2003                       0.045                0.013
December 12, 2003 through
December 31, 2003**                     0.61                 0.30

** 1 for 89 reverse split

(b)  Holders

    As of May 14, 2004, the Company had 149 common shareholders of record, excluding shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors.

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

(d)  Sales of Unregistered Securities


      Name                               Shares            Consideration

Ron Girardi                              1,000,000       Agreement and Plan
Largess, Inc.                            1,000,000       Agreement and Plan
Lyons Capital Group LLP                  1,000,000       Agreement and Plan
Pagentry Place Investments, LTD.           500,000       Agreement and Plan
Professional Traders fund, LLC             200,000       Agreement and Plan
Thomas Rowan                            13,750,000*      Agreement and Plan
Randall Middleton                       13,550,000*      Agreement and plan
Pagentry Place                             500,000       $18,000

*All of the 13,750,000 shares issued to Thomas Rowan and 13,250,000 of the shares issued to Randall Middleton, for a total of 27,000,000, are to be cancelled pursuant to the Compromise and Settlement Agreement dated April 9, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category    Number of shares of    Weighted-average  Number of shares of
                 common stock to be     exercise price of     common stock
                 issued upon exercise  outstanding options remaining available
                of outstanding options,    warrants        for future issuance
                 warrants and rights      and rights          under equity
Plan category                                              compensation plans

Equity compensation
plans approved by
stockholders:                 -                 -                    -

Equity compensation
plans not approved
by stockholders:      3,500,000             $0.32                    -

                      ---------             -----              -------
Total                 3,500,000             $0.32                    -

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2003 and 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2003 with respect to this matter.

    The Company is currently insolvent and has no business operations. The Company's current efforts are focused on maintaining the corporate entity. As a result of the matters described herein, the Company may have to file for protection under the United States Bankruptcy Code. Accordingly, there can be no assurances that the Company will be able to continue in existence.

Results of Operations:

    During the years ended December 31, 2003 and 2002, the Company incurred general and administrative expenses of $908,492 and $166,335, which consisted mainly of legal and accounting expenses, and interest expense of $2,493 and $3,266, respectively, related to advances by a shareholder to or on behalf of the Company.

Liquidity and Capital Resources   December 31, 2003:

Operating Activities -

    At December 31, 2003, the Company had no cash resources and a working capital deficit of $1,136,644, as a result of which the Company was insolvent. The Company utilized $908,492 of cash in operating activities during the year ended December 31, 2003, as compared to utilizing $166,335 of cash during the year ended December 31, 2002.

Financing Activities -

    During the years ended December 31, 2003 and 2002, a shareholder made advances to or on behalf of the Company aggregating $9,863 and $52,335, respectively, pursuant to a line of credit with interest at 1% below the prime rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $85,500 and $114,000 for the years ended December 31, 2003 and 2002.

ITEM 7.   FINANCIAL STATEMENTS

                         ACCESSTEL, INC.

                  INDEX TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 2003 AND 2002



Independent Auditors' Report   Radin, Glass & Co., LLP

Financial Statements:

     Balance Sheets   December 31, 2003 and 2002

     Statements of Operations   Years Ended December 31, 2003 and 2002

     Statements of Cash Flows   Years Ended December 31, 2003 and 2002

     Statements of Stockholders' Deficiency   Years Ended December 31, 2003
     and 2002

     Notes to Financial Statements   Years Ended December 31, 2003 and 2002

                  INDEPENDENT AUDITORS' REPORT



Shareholders and Directors
AccessTel, Inc.



We have audited the accompanying balance sheets of AccessTel, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccessTel, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including net losses of $910,985 and $169,601 for the years ended December 31, 2003 and 2002, respectively, and had a deficit in working capital and a deficiency in stockholders' equity as of December 31, 2003. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2001, the Company was sued by the former shareholders of Shopss.com, Inc., which had been merged with the Company on December 18, 2000 as described at Note 1. The complaint alleged that AccessTel, Inc. and its former shareholders made false representations, inducing Shopss.com, Inc. to enter into the merger. The complaint demanded rescission. On May 3, 2001, the Court issued an order appointing a receiver for the Company to perform certain duties. This litigation was resolved during May 2003. The financial statements as of December 31, 2003 and 2002 and for the years then ended include the assets and liabilities of Shopss.com, Inc.'s operations and exclude the assets and liabilities of AccessTel, Inc.'s operations due to the rescission litigation.

In December 16,2003, the Company issued shares to acquire Euro Offline, Inc. As described in Note 1, the acquisition was rescinded, with Euro Offline, Inc. due to certain material irreconcilable differences by both parties by April 2004, all but 4 million shares were returned to treasury. The financial statements as of December 31, 2003 and for the year then ended include the assets and liabilities of Shopps.com, Inc.'s operations and exclude the assets and liabilities of Euro Offline, Inc.'s operations due to a subsequent Comprise and Settlement Agreement.


                                                /S/Radin, Glass & Co.
                                                Radin, Glass & Co., LLP
                                                Certified Public Accountants

New York, New York
May 14, 2004

                         ACCESSTEL, INC.
                          BALANCE SHEETS
                    DECEMBER 31, 2003 AND 2002


                                               2003                   2002
                                               ----                   ----
ASSETS

Current assets:
  Cash and cash equivalents                $     -                 $     -
                                            ---------               ---------
      Total current assets                       -                       -
                                            ---------               ---------

Property and equipment                           -                       -

Less:  accumulated depreciation                  -                       -

                                            ---------               ---------
                                                 -                       -
                                            ---------               ---------

Deposits                                         -                       -
                                            ---------               ---------
Total assets                              $      -                 $     -
                                            =========               =========


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                              $700,643              $1,087,764
  Due to stockholder                          428,434                 333,071
  Accrued interest payable                      7,567                   5,074

                                            ---------               ---------
      Total current liabilities             1,136,644               1,425,909
                                            ---------               ---------


Stockholders' deficiency:
  Preferred stock, $1.00 par value;
    authorized   20,000,000 shares;
    issued and outstanding   none                -                       -
  Common stock, $0.001 par value;
    authorized - 100,000,000 shares;
    issued and outstanding
    34,781,031 and 374,871
    shares, respectively                       34,781                    375
  Additional paid-in capital                2,423,914                358,070
  Accumulated deficit                      (3,595,339)            (1,784,354)

                                            ---------              ---------
Total stockholders' deficiency             (1,136,644)            (1,425,909)
                                            ---------              ---------
Total liabilities and stockholders'
  deficiency                               $     -                 $    -
                                            =========               =========

        See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2003 AND 2002

                                    2003             2002
                                          ----             ----
Revenues                               $    -           $    -

Cost of revenues                            -                -
                                         -------          -------
Gross profit                                -                -
                                         -------          -------

General and administrative
  expenses                               908,492          166,335
Aborted acquisition costs                900,000                0
Interest expense                           2,493            3,266
                                         -------          -------
Net loss                             $(1,810,985)       $(169,601)
                                         =======          =======

Net loss per common share
  (basic and diluted)                     $(0.60)          $(0.45)
                                           =====             ====

Weighted average common
  shares outstanding
  (basic and diluted)                  2,995,984          374,871
                                      ==========       ==========

     See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                     STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2003 AND 2002


                                    2003             2002
                                          ----             ----
Cash flows from operating
  activities:
  Net loss                          $(1,810,985)      $ (169,601)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
       Changes in operating
         assets and liabilities:
         Increase in:
         Value of common shares
           released in conjunction
           with legal settlement        150,250
         Stock based compensation     1,050,000
         Aborted acquisition costs      900,000
         Accounts payable and
           accrued expenses            (387,121)             -
         Accrued interest
           payable                        2,493           3,266
                                      ---------        ---------
Net cash used in operating
  activities                           (95,363)        (166,335)
                                      ---------        ---------


Cash flows from financing
  activities:

    Increase in due to shareholder      95,363          166,335
                                      ---------        ---------
Net cash provided by financing
  activities                            95,363          166,335
                                      ---------        ---------

Cash and cash equivalents:
  Net increase (decrease)                  -                -
  At beginning of period                   -                -
                                      ---------        ---------
  At end of period                   $     -          $     -
                                      =========        =========

Supplemental Disclosures of
  Cash Flow Information:

Interest paid                              -                -
Taxes paid                                 -                -

             See accompanying notes to financial statements.

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2003 AND 2002

                                   Preferred Stock         Common Stock
                                --------------------    ------------------
                                 Shares        Amount    Shares      Amount
                                 ------        ------    ------      ------
Balance, December 31, 2001          -            -       374,871      375

Net loss for the year               -            -           -         -
                               ---------    ---------  ----------    ------
Balance, December 31, 2002          -            -       374,871   $  375

Release of stock held in dispute                          33,764       34

Cancellation of shares issued                           (127,604)    (128)

Issuance of stock*                                     31,000,000   31,000

Stock based compensation                                3,500,000    3,500

Net loss for the year
                               ---------    ---------  ----------    ------
Balance, December 31, 2003                             34,781,031    34,781
                              =========    =========  ==========    ======
*Includes 27 million shares returned to treasury April 2004.

[CONTINUED]

                         ACCESSTEL, INC.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
              YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      Additional                     Total
                                       Paid-In     Accumulated   Stockholders'
                                       Capital        Deficit      Deficiency
                                      ----------    -----------   ------------
Balance, December 31, 2001               358,070     (1,614,753)   (1,256,308)

Net loss for the year                          -       (169,601)     (169,601)
                                      ----------      ---------     ---------
Balance, December 31, 2002            $  358,070   $ (1,784,354)  $(1,425,909)

Release of stock held in dispute         150,216                      150,250

Cancellation of shares issued                128

Issuance of stock*                       869,000              -             -

Stock based compensation               1,046,500                    1,050,000

Net loss for the year                                (1,810,985)     (910,985)
                                      ----------      ---------     ---------
Balance, December 31, 2003             2,423,914     (3,595,339)   (1,136,644)
                                     ==========      =========     =========
*Includes 27 million shares returned to treasury in April 2004.

         See accompanying notes to financial statements.

                         ACCESSTEL, INC.
                  NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003 AND 2002


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

The financial statements for the years ended December 31, 2002 and 2003 exclude the operations of AccessTel. The balance sheets as of December 31, 2002 and 2003 include the assets and liabilities of Shopss.com, Inc.'s operations and excludes the assets and liabilities of AccessTel's operations due to the rescission litigation.

In December 2003, the Company entered into a "Stock Purchase Agreement and Plan of Reorganization" to issue 30,000,000 shares for all of the outstanding common stock of Euro Offline, Inc., a privately held entity. Prior to the closing and condition to the closing, the Company effectuated a reverse stock split of 89 shares for 1 share. In addition a shareholder / related party debt holder was to receive $100,000 for consideration to forgive amounts due from the Company currently recorded and shown as "due to major shareholder of $428,434 plus interest of $7,567 as of the closing date" plus 1,000,000 shares of post split common stock of the Company. The Company and certain of its shareholders have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consumating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders to receive $40,000 in April 2004. The 3 million shares of common stock issued with the aforementioned transaction with Euro Offline, Inc. not under an agreement to be returned to treasury as of the date of this audit report will be recorded as a $900,000 cost of the aborted transaction with Euro Offline, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2002 and 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2003 with respect to this matter.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $2.5 million, which expire beginning in 2021.
A 100% valuation allowance has been provided with respect to the deferred tax assets as the Company cannot determine that it is more likely than not that it will be able to realize the deferred tax assets.

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


3.  Transactions with Shareholder

During the years ended December 31, 2003 and 2002, pursuant to a line of credit with interest at 1% below the prime rate, a shareholder made advances to or on behalf of the Company aggregating $9,863 and $52,335, respectively. Related interest expense recorded during the years ended December 31, 2003 and 2002 was $2,493 and $3,266, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $85,500 and $114,000 for the years ended December 31, 2003 and 2002.

This shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction does not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder has asserted a material breach of contract in May 2004. The Company is in active negotiations to settle such dispute.

In an unrelated matter, on April 14, 2003, the Securities and Exchange Commission (the "SEC") filed a civil action in the United States District Court for the Southern District of Ohio, case number CV-03-326, against eight individuals and four entities. Global Guarantee Corporation, including its Chairman and President, were named defendants in this civil action, whom are the entity and individual discussed in the aforementioned transactions with shareholder.


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

Pursuant to the settlement of a legal action described hereafter, 11,356,782 shares were returned to treasury and recorded as a reduction to stockholders deficit at par value. There was an additional 3,005,000 shares recorded as issued and expensed at fair market value of $150,250 as of the legal settlement date.

In December 2003, the Company effectuated a 89 for 1 reverse stock split. All of such share data has been retroactively adjusted for such reverse split.

In December 2003, the Company issued 31 million shares pursuant to the Stock Purchase Agreement and Plan of Reorganization with Euro Offline, Inc.

In December 2003, the Company issued 3,500,000 shares of common stock to various consultants under a "Non-employee, directors and consultants retainer stock plan". These shares were valued at $.30 per share or $1,050,000 and expensed in December 2003.

In April 2004, the Company agreed to a "Compromise and Settlement Agreement" whereby 27 million shares are to be returned to treasury as part of the aborted transaction with Euro Offline, Inc. The 3 million shares not under an agreement yet to be returned to the Company has been recorded as a cost of the aborted Euro Offline, Inc. at $.30 per share or $900,000, the fair market value of the stock at issuance date.

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


6.  New Accounting Pronouncements

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


In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures



7.   SUBSEQUENT EVENTS

In May 2004, the Company and certain of its shareholders are have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders to receive $40,000.

In May 2004, a shareholder and creditor has asserted a material breach of contract relating to the Euro Offline, Inc. merger. The Company is currently negotiating with the shareholder / creditor relating to this matter. See Note 3.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8(a). CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this Annual Report and as of the period covered thereby or December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our President of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                            PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table and text set forth the names and ages of all directors and executive officers of the Company as of May 14, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected at the Annual Meeting of the Board of Directors, which immediately follows the Annual Meeting of Stockholders.
There are no family relationships among directors and executive officers.
Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name             Age      Positions                      Date Appointed
----             ---      ---------                      --------------

Kevin Marion              President, and                 April 9, 2004
                          Director

    David C. Merrell, the Company's President, Chief Financial Officer, Secretary and director since April 24, 2003, resigned as officer and director of the Company effective December 12, 2003.

    Randall Middleton, the Company's President and director since December 12, 2003, and Thomas Rowan, the Company's Secretary, Treasurer and director since December 12, 2003, both resigned as officers and directors of the Company effective April 9, 2004.

Biographies of Directors and Executive Officers:

Kevin Marion, president, chief financial officer, secretary and director. Mr. Marion received his bachelor of Science in Forensic Psychology from the John Jay College of Criminal Justice. He served one year as a New York City Police Officer and 4 1/2 years with the New York State Police where he achieved the rank of Sargent.

In 1995 he left the Fraternal Order of Police to become Vice President and Operations Director of a national retail business. He owned and operated 4 franchises personally and assisted the company's growth to achieve 20 stores nationwide. Mr. Marion was very instrumental in assisting the companby to be listed on the Nasdaq Small Cap market

Involvement in Certain Legal Proceedings.

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

    The Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under
Section 16(a) during the year ended December 31, 2003.

Audit Committee

    Our Company does not have an Audit Committee due to the lack of operations. If our Company does start to have revenues then we will appoint an audit committee.

Code of Ethics

   The Company has not yet adopted a Code of Ethics due to our Company's lack of operations. But, when we do adopt a Code of Ethics we will attach it as an exhibit to a periodic report.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information as to the Company's officers whose total compensation exceeded $100,000 during the years ended December 31, 2001, 2002 and 2003. This information below is presented to the best of the Company's knowledge.

Summary Compensation Table
--------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Lawrence Liang             2002     $0              $0               $0
Chief Executive            2001      0               0                0
Officer and President

Stuart Bockler             2002     $0              $0               $0
Chief Financial Officer    2001      0               0                0
and Secretary

David C. Merrell           2003     $0              $0               $0
President, Chief Financial
Officer

    The Company did not have any deferred compensation or long-term incentive plans during the years ended December 31, 2001, 2002 and 2003, nor did the Company issue any stock options or stock appreciation rights during such periods.

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

    As of May 13, 2004, the Company had a total of 35,281,031 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. The information set forth below reflects the 1-for-8 reverse stock split effective May 29, 1998, the
5.435034 forward stock split effective October 27, 1999 and the 1 for 89 reverse stock split effective December 12, 2003.

    The following table sets forth, as of May 13, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
                                                          Percent of
Name and Address             Amount and Nature of       Shares of Common
of Beneficial Owner          Beneficial Ownership       Stock Outstanding
-------------------          --------------------       -----------------

Kevin Marion                              -                    -  %
2904 E. Shady Lane
Highland Ranch, CO 80126

Randall L. Middleton               13,250,000*                37.55%


Thomas Rowan                       13,750,000*                38.97%
---------------------------

* These shares are to be cancelled pursuant to the Compromise and Settlement Agreement dated April 9, 2004, but have not yet been cancelled.

Changes in Control:

    The Stock Purchase Agreement and Plan of Reorganization dated December 16, 2003, resulted in a change of control of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:

 10.1     Compromise and Settlement Agreement dated April 9, 2004.

 10.2 October 2, 2003, Agreement between Global Guarantee Corporation and Messrs. Middleton and Rowan.

 31.1     302 Certification of Kevin Marion

 32       906 Certification

 Reports on Form 8-K:

          8-K Current Report dated May 6, 2003, regarding the Order for Dismissal and filed May 12, 2003.

          8-K/A Current Report dated May 6, 2003, regarding the Motion to Dismiss and filed June 6, 2003.

          8-K Current Report dated December 16, 2003, regarding the Stock Purchase Agreement and Plan of Reorganization and filed January 6, 2004.

          10-KSB Annual Report for the year ended December 31, 2002 and filed May 21, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Accesstel by its principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $14,500        $9,500

     Audit-related fees                $     0        $    0

     Tax fees                          $     0        $    0

     All other fees                    $     0        $    0
                                       -------        ------
     Total fees                        $14,500        $9,500


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Accesstel's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

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


                                                    ACCESSTEL, INC.
                                                    ---------------
                                                     (Registrant)

Date:  May 17, 2004                By:  /s/ Kevin Marion
                                        -------------------------------
                                        Kevin Marion