Form 10QSB
period 2004-03-31
ACCESSTEL INC /UT/
filed 2004-06-21
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                Commission File Number:  000-24459

                         ACCESSTEL, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                    Utah                             59-2159271
       -------------------------------        ----------------------
       (State or other jurisdiction of              (I.R.S. Employer

        incorporation or organization)      Identification Number)

                2904 E. Shady Lane, Highland Ranch, CO 80126
                --------------------------------------------
             (Address of principal executive offices)

            Issuer's telephone number:  (720) 404-1302

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

As of March 31, 2004, the Company had 35,281,031 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                        ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets   March 31, 2004 (Unaudited) and December 31,
         2003

         Statements of Operations (Unaudited)   Three Months Ended
         March 31, 2004 and 2003

         Statements of Cash Flows (Unaudited)   Three Months Ended
         March 31, 2004 and 2003

         Notes to Financial Statements (Unaudited)   Three Months Ended
         March 31, 2004 and 2003

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

                        AccessTel, Inc.
                         Balance Sheets

                                      March 31,     December 31,
                                        2004            2003
                                      ---------     ------------
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
Total assets                        $                $
                                    =========        =========

                           (continued)

                         AccessTel, Inc.
                    Balance Sheets (continued)

                                      March 31,     December 31,
                                        2004            2003
                                      ---------     ------------
                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
     Accounts payable and
       accrued expenses                 $  705,643       $  700,643
     Due to shareholder                    433,434          428,434
     Accrued interest payable               17,567            7,567
                                          ---------        ---------
Total current liabilities                 1,156,644        1,136,644
                                          ---------        ---------


Stockholders' deficiency:
     Common stock, $.001 par value
       Authorized - 100,000,000 shares
       Issued and Outstanding
       35,281,031 and 34,781,031 shares     35,281           34,781
     Additional paid-in capital          2,678,414        2,423,914
     Accumulated deficit                (3,870,339)      (3,595,339)
                                          ---------        ---------
Total stockholders' deficiency           (1,156,644)      (1,136,644)
                                          ---------        ---------
Total liabilities and
  stockholders' deficiency              $                $
                                          =========        =========

        See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Operations (Unaudited)


                                        Three Months Ended
                                               March 31,
                                      --------------------------
                                       2004             2003
                                      ---------        ---------
Revenues                              $                $

Cost of revenues
                                        -------          -------
Gross profit
                                        -------          -------

General and administrative
  expenses                              265,000           34,677

Interest expense                         10,000              811
                                        -------          -------
Net loss                              $(275,000)       $ (35,488)
                                        =======          =======

Net loss per common share
  (basic and diluted)                    $(.01)           $(.10)
                                         =====            =====

Weighted average common
  shares outstanding
  (basic and diluted)                34,906,031          374,765
                                     ==========       ==========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
               Statements of Cash Flows (Unaudited)


                                          Three Months Ended
                                              March 31,
                                      --------------------------
                                       2004             2003
                                      ---------        ---------

Cash flows from operating
  activities:
  Net loss                            $ (275,000)       $ (35,488)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
     Equity based compensation          255,000

     Changes in operating
         assets and liabilities:
         Increase (decrease) in:
           Accrued interest
             payable & other             15,000              811
                                        --------         --------
Net cash provided by (used in)
  operating activities                    (5,000)         (34,677)
                                        --------         --------

Cash flows from financing
  activities:
  Due to shareholder                       5,000           34,677
                                        --------         --------
Net cash provided by (used in)
  financing activities                     5,000           34,677
                                        --------         --------

Cash and cash equivalents:
  Net increase (decrease)                     -                -
  At beginning of period                      -                -
                                       --------         --------
  At end of period                    $       -         $      -
                                       ========         ========

See accompanying notes to financial statements.

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
            Three Months Ended March 31, 2004 and 2003


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

In December 2003, the Company entered into a "Stock Purchase Agreement and Plan of Reorganization" to issue 30,000,000 shares for all of the outstanding common stock of Euro Offline, Inc., a privately held entity. Prior to the closing and condition to the closing, the Company effectuated a reverse stock split of 89 shares for 1 share. In addition a shareholder / related party debt holder was to receive $100,000 for consideration to forgive amounts due from the Company currently recorded and shown as "due to major shareholder of $428,434 plus interest of $7,567 as of the closing date" plus 1,000,000 shares of post split common stock of the Company. The Company and certain of its shareholders have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consumating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders to receive $40,000 in April 2004. The 3 million shares of common stock issued with the aforementioned transaction with Euro Offline, Inc not under an agreement to be returned to treasury as of the date of the audit report will be recorded as a $900,000 cost of the aborted transaction with Euro Offline, Inc.

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


3.  Transactions with Shareholder

During the three months ended March 31, 2004 and 2004, a shareholder made advances to or on behalf of the Company aggregating $5,000 and $6,711, respectively. Related interest expense recorded during the three months ended March 31, 2004 and 2003 was $10,000 and $811, respectively. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company. The Company also incurred fees to the shareholder for services rendered of $0 and $28,500 for the three months ended March 31, 2004 and 2003.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similiar transaction does not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantail portion of the $100,000, the shareholder has asserted a material breach of contract in May 2004. The Company is in active negotiations to settle such dispute.

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

In March 2004, the Company issued 500,000 shares of common stock for legal services rendered. These shares were valued at the closing price of $.51 a share on the day the Board of Directors approved the issuance of such stock.

In April 2004, the Company agreed to an "Compromise and Settlement Agreement" whereby 27 million shares are to be returned to treasury as part of the aborted transaction with Euro Offline, Inc. The 3 million shares not under an agreement yet to be returned to the Company has been recorded as a cost of the aborted Euro Offline, Inc. at $.30 per share or $900,000, the fair market value of the stock at issuance date.


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

As a result of this settlement, the Company has recorded the cancellation of 11,356,782 shares of common stock during May 2003. As the settlement did not result in the Company gaining control of the assets or operations of AccessTel, the Company will not reflect such assets or operations in its financial statements subsequent to the settlement date.

The Company has also been sued by several creditors for non-payment of debts, and judgments have been entered for the payment of such debts, plus interest and legal fees, in some cases.


6.  SUBSEQUENT EVENTS

In May 2004, the Company and certain of its shareholders are have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders have received $40,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003 -

During the three months ended March 31, 2004, the Company incurred general and administrative expenses of $265,000, and interest expense of $10,000 related to stockholder advances.

During the three months ended March 31, 2003, the Company incurred general and administrative expenses of $34,677, and interest expense of $811 related to stockholder advances.

During the three months ended March 31, 2004, the Company incurred a net loss of $275,000, as compared to a net loss of $35,488 for the three months ended March 31, 2004.

Liquidity and Capital Resources   March 31, 2004:

Operating Activities -

At March 31, 2004, the Company had no cash resources and a working capital deficit, as a result of which the Company was insolvent.

Financing Activities -

During the three months ended March 31, 2004, a shareholder made advances to or on behalf of the Company aggregating $5,000. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         In May 2004, the Company and certain of its shareholders are have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders have received $40,000.

         In May 2004, a shareholder and creditor has asserted a material breach of contract relating to the Euro Offline, Inc. merger. The Company is currently negotiating with the shareholder / creditor relating to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 31.1     302 Certification of Kevin Marion

 32       906 Certification

Reports on Form 8-K

          None.


                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ KEVIN MARION
Date:  June 21, 2004               By:  _________________________
                                       Kevin Marion
                                       President and director