Form 10QSB
period 2004-06-30
ACCESSTEL INC /UT/
filed 2004-08-23
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                Commission File Number:  0-24459
                                         -------

                        ACCESSTEL, INC.
                        ---------------
(Exact name of small business issuer as specified in its charter)

                    Utah                             59-2159271
                    ----                             ----------
       (State or other jurisdiction of             I.R.S. Employer
        incorporation or organization)          Identification Number)


         2904 E. Shady Lane, Highlands Ranch, CO 80126
         ----------------------------------------------
            (Address of principal executive offices)

           Issuer's telephone number:  (800) 281-1088
                                       --------------

                               N/A

      (Former name, former address and former fiscal year,
                 if changed since last report.)

Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                   N/A
                                   ---
Check whether the Company filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]    No [ ]

As of June 30, 2004, the Company had 8,281,031 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                        ACCESSTEL, INC.

                             INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets:   June 30, 2004 (Unaudited) and December 31,
         2003

         Statements of Operations (Unaudited):   Three and Six Months
         Ended June 30, 2004 and 2003

         Statements of Cash Flows (Unaudited):   Six Months Ended
         June 30, 2004 and 2003

         Notes to Financial Statements (Unaudited):   Six Months Ended
         June 30, 2004 and 2003

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION

                         Accesstel, Inc.
                          Balance Sheet

                                             June 30,   December 31,
                                               2004         2003
                                             (Unaudited)

ASSETS

Total assets                                         $        0  $        0
                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                 714,643     700,643
  Due to shareholder                                    450,243     428,434
  Accrued interest payable                               28,817       7,567
                                                     ----------  ----------
Total current liabilities                             1,193,703   1,136,644
                                                     ----------  ----------

Stockholders' deficiency:
  Common stock, $.001 par value - issued and
   outstanding - 8,281,031 and 34,781,031 shares,
   respectively                                           8,281      34,781
  Additional paid-in capital                          2,683,414   2,423,914
  Accumulated deficit                                (3,885,398) (3,595,339)
                                                     ----------  ----------
Total stockholders' deficiency                       (1,193,703) (1,136,644)
                                                     ----------  ----------
Total liabilities and stockholders' deficiency       $        0  $        0
                                                     ==========  ==========

         See accompanying notes to financial statements.

                         Accesstel, Inc.
                     Statements of Operations
                           (Unaudited)

                         Three Months Ended June 30, Six Months Ended June 30,
                            2004            2003       2004           2003
Revenues                    $      0   $      0       $      0     $      0

Cost of revenues                   0          0              0            0
                            --------   --------       --------     --------
                                   0          0              0            0

General and Administrative
expenses                       3,809     28,500        268,809       63,177
                            --------   --------       --------     --------
Operating loss                (3,809)   (28,500)      (268,809)     (63,177)

Other expenses:
Shares issued in settlement        0    150,250              0      150,250
Interest expense              11,250        834         21,250        1,645
                            --------   --------       --------     --------
Total other expense           11,250    151,084         21,250      151,895
                            --------   --------       --------     --------
Net loss                    $(15,059) $(179,584)     $(290,059)   $(215,072)
                            ========  =========      =========    =========
Net loss per common share
(Basic and diluted)         $  (0.00) $   (0.01)     $   (0.01)   $   (0.01)
                            ========  =========      =========    =========
Weighted average common
shares outstanding
(Basic and diluted)       14,656,031 30,570,297     23,334,602   31,962,194
                          ========== ==========     ==========   ==========

         See accompanying notes to financial statements.

                         Accesstel, Inc.
                     Statements of Cash Flows
                           (Unaudited)

                                                    Six Months Ended June 30,
                                                      2004            2003

Cash flows from operating activities:
  Net loss                                        $(290,059)   $(215,072)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Shares issued for compensation                  255,000            0
    Shares issued in settlement                           0      150,250

    Changes in operating assets and liabilities:

    Increase in accounts payable and accrued
    expenses                                          5,000            0
    Increase in accrued interest                     21,250        1,645
                                                 ----------   ----------
Net cash used in operating activities                (8,809)     (63,177)
                                                 ----------   ----------
Cash flows from financing activities:
    Payment for recission of acquisition Euro
    Offline, Inc.                                   (13,000)           0
    Due to shareholder                               21,809       63,177
                                                 ----------   ----------
Net cash provided by financing activities             8,809       63,177
                                                 ----------   ----------
Net increase (decrease) in cash                           0            0

Cash, beginning of year                                   0            0
                                                 ----------   ----------
Cash, end of period                              $        0   $        0
                                                 ==========   ==========
Supplemental disclosure of cash flow activities:

Cash paid for interest                           $        0   $        0
                                                 ==========   ==========
Cash paid for taxes                              $        0   $        0
                                                 ==========   ==========
Noncash investing and financing activities;
Increase in accrued expenses for repurchase of
shares                                           $    9,000   $        0
                                                 ==========   ==========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
            Notes to Financial Statements (Unaudited)
             Six Months Ended June 30, 2004 and 2003


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

In December 2003, the Company entered into a "Stock Purchase Agreement and Plan of Reorganization" to issue 30,000,000 shares for all of the outstanding common stock of Euro Offline, Inc., a privately held entity. Prior to the closing and condition to the closing, the Company effectuated a reverse stock split of 89 shares for 1 share. In addition a shareholder / related party debt holder was to receive $100,000 for consideration to forgive amounts due from the Company currently recorded and shown as "due to major shareholder of $428,434 plus interest of $7,567 as of the closing date" plus 1,000,000 shares of post split common stock of the Company. The Company and certain of its shareholders have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders to receive $40,000 in April 2004. As of June 30, 2004, the Company still has $9,000 of this debt outstanding. The 3 million shares of common stock issued with the aforementioned transaction with Euro Offline, Inc. not under an agreement to be returned to treasury as of the date of the audit report will be recorded as a $900,000 cost of the aborted transaction with Euro Offline, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2003 and June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2003 with respect to this matter.

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

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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


3.  Transactions with Shareholder

During the six months ended June 30, 2004, a shareholder made advances to or on behalf of the Company aggregating $8,809. Related interest expense recorded during the six months ended June 30, 2004 was $21,250. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder has asserted a material breach of contract in May 2004. The Company is in active negotiations to settle such dispute.

Doug Glaser, a shareholder, has been assisting management with the settlement of certain outstanding debts and a dispute relating to the Euro-Offline, Inc. "Compromise and Settlement Agreement."


4.  Stockholders' Deficiency

In December 2003, the Company issued 31 million shares pursuant to the Stock Purchase Agreement and Plan of Reorganization with Euro Offline, Inc.

In March 2004, the Company issued 500,000 shares of common stock for legal services rendered. These shares were valued at the closing price of $.51 a share on the day the Board of Directors approved the issuance of such stock.

In May 2004, the Company and certain of its shareholders have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury and canceled with the former Euro Offline shareholders to receive $40,000 less the value of shares issued in March 2004 by the Company, while it was controlled by management of Euro Offline, Inc. or $18,000.

In May 2004, a shareholder and creditor, has asserted a material breach of contract relating to the Euro Offline, Inc. merger. The Company is currently negotiating with the shareholder / creditor relating to this matter. See Note 3.


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


6.  SUBSEQUENT EVENTS

In July 2004, a shareholder of the Company paid the remaining $9,000 due to the shareholders of Euro Offline, Inc., finalizing the rescission of the merger with such entity.

On August 18, 2004, the Company resolved a dispute that resulted in the settlement of certain debt obligations of the Company and related claims that arose from the Euro-Offline reorganization rescission. This settlement required a $12,500 payment, which was made on August 18, 2004, and the issuance of 500,000 shares of common stock for the forgiveness of the recorded outstanding indebtedness owed. The shares are protected against adjustment in the event of a reverse split for a period of 18 months.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

Results of Operations:

Six Months Ended June 30, 2004 and 2003 -

During the six months ended June 30, 2004, the Company incurred general and administrative expenses of $268,809, which consisted primarily of noncash compensation of $255,000. The balance is primarily professional fees and cash based compensation. Additionally, the Company incurred interest expense of $21,250 related to it outstanding debt due to a shareholder.

During the six months ended June 30, 2003, the Company incurred general and administrative expenses of $63,177, which consisted of advances for legal and accounting expenses of $6,177 and charges by a shareholder for services rendered of $57,000, and interest expense of $1,645 related to such advances.

During the six months ended June 30, 2004, the Company incurred a net loss of $290,059 or $0.01 per share, as compared to a net loss of $215,072 or $0.01 per share for the six months ended June 30, 2003.

Liquidity and Capital Resources   June 30, 2004:

Operating Activities -

At June 30, 2004, the Company had no cash resources and a working capital deficit of $1,193,703, as a result of which the Company was insolvent.

Financing Activities -

During the six months ended June 30, 2004, the Company has received proceeds from advances from a shareholder totaling $21,809, these proceeds were used to fund operations as well as a $13,000 payment to the shareholders of Euro Offline, Inc., relating to the rescission of that merger agreement.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     Three Months Ended June 30, 2004:  None



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ KEVIN MARION
Date:  August 23, 2004            By:  _________________________
                                       Kevin Marion
                                       President and CFO

                       INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

31.1             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

32.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002