Form 10QSB
period 2004-09-30
ACCESSTEL INC /UT/
filed 2004-11-19
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

        For the Quarterly Period Ended September 30, 2004

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

As of September 30, 2004, the Company had 9,236,340 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [X]  No [ ]

Documents incorporated by reference:  None.

                        ACCESSTEL, INC.

                             INDEX




PART I.   FINANCIAL INFORMATION



     Item 1.  Financial Statements                                     Page

         Balance Sheets:   September 30, 2004 (Unaudited) and December
          31, 2003                                                        3

         Statements of Operations (Unaudited):  Three and Nine Months
          Ended September 30, 2004 and 2003                               4

         Statements of Cash Flows (Unaudited):  Nine Months Ended
          September 30, 2004 and 2003                                     5

         Notes to Financial Statements (Unaudited):  Nine Months Ended
          September 30, 2004 and 2003                                     6

     Item 2.   Management's Discussion and Analysis or Plan of Operation  9

     Item 3.  Controls and Procedures                                    10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          10

     Item 2.  Unregistered Sales of Equity Securities and Use of
              Proceeds                                                   11

     Item 6.  Exhibits                                                   11


SIGNATURES                                                               12


CERTIFICATIONS

                         AccessTel, Inc.
                          Balance Sheets


                                                    September 30, December 31,
                                                        2004         2003
                                                    (Unaudited)

ASSETS

Total assets                                        $        0    $         0
                                                    ==========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses             $   5,643     $   700,643
  Due to shareholder                                   52,063         428,434
  Accrued interest payable                             28,750           7,567
                                                    ---------     -----------
Total current liabilities                              86,456       1,136,644
                                                    ---------     -----------
Stockholders' deficiency:
  Common stock, $.001 par value - issued and
    outstanding - 9,236,340 and 347,810
    shares, respectively                                9,236          34,781
  Additional paid-in capital                        3,818,460       2,423,914
  Accumulated deficit                              (3,914,152)     (3,595,339)
                                                   ----------     -----------
Total stockholders' deficiency                        (86,456)     (1,136,644)
                                                   ----------     -----------
Total liabilities and stockholders' deficiency     $        0     $         0
                                                   ==========     ===========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
                     Statements of Operations
                           (unaudited)

                                   Three months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   2004          2003    2004         2003

Revenues                        $         0 $         0 $         0 $       0

Cost of revenues                          0           0           0         0
                                ----------- ----------- ----------- ---------
                                          0           0           0         0

General and administrative
expenses                             21,254      30,243     290,063    36,420
                                ----------- ----------- ----------- ---------
Operating loss                      (21,254)    (30,243)   (290,063)  (36,420)

Other expenses:
Shares issued in settlement               0           0           0   150,250
Fees to shareholder                       0      28,500           0    85,500
Reversal of reserve for
contingencies                             0    (413,678)          0  (413,678)
Interest expense                      7,500         848      28,750     2,493
                                ----------- ----------- ----------- ---------
Total other expense                   7,500    (384,330)     28,750  (175,435)
                                ----------- ----------- ----------- ---------
Net income (loss)               $   (28,754)$   354,087 $  (318,813)$ 139,015
                                =========== =========== =========== =========
Net income (loss) per common
share (Basic and diluted)       $     (0.01)$      1.42 $     (0.27)$    0.47
                                =========== =========== =========== =========
Weighted average common shares
outstanding (Basic and diluted)   2,513,738     250,023   1,162,181   296,421
                                =========== =========== =========== =========

         See accompanying notes to financial statements.

                         AccessTel, Inc.
                     Statements of Cash Flows
                           (Unaudited)

                                               Nine Months Ended September 30,
                                                     2004             2003

Cash flows from operating activities:
  Net income (loss)                            $ (318,813)       $ 139,015
  Adjustments to reconcile net loss to net cash used in operating activities:

    Shares issued for compensation                255,000                0
    Shares issued in settlement                         0          150,250
    Reversal of reserve for contingencies                         (413,678)
    Changes in operating assets and liabilities:

    Increase in accounts payable and accrued
    expenses                                       26,254           26,557
    Increase in accrued interest                   28,750            2,493
                                               ----------        ---------
Net cash used in operating activities              (8,809)         (95,363)
                                               ----------        ---------
Cash flows from financing activities:
  Payment for recission of acquisition Euro
  Offine, Inc.                                    (13,000)               0
  Due to shareholder                               21,809           95,363
                                               ----------        ---------
Net cash provided by financing activities           8,809           95,363
                                               ----------        ---------
Net increase (decrease) in cash                         0                0

Cash, beginning of year                                 0                0
                                               ----------        ---------
Cash, end of period                            $        0        $       0
                                               ==========        =========
Supplemental disclosure of cash flow activities:

Cash paid for interest                         $        0        $       0
                                               ==========        =========
Cash paid for taxes                            $        0        $       0
                                               ==========        =========
Noncash investing and financing activities;
Increase in accrued expenses for repurchase of
shares                                         $    9,000        $       0
                                               ==========        =========
Common stock to be issued in exchange for debt $1,136,001        $       0
                                               ==========        =========

         See accompanying notes to financial statements.
                                5

                        AccessTel, Inc.
           Notes to Financial Statements (Unaudited)
         Nine Months Ended September 30, 2004 and 2003


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

In December 2003, the Company entered into a "Stock Purchase Agreement and Plan of Reorganization" to issue 30,000,000 shares for all of the outstanding common stock of Euro Offline, Inc., a privately held entity. Prior to the closing and condition to the closing, the Company effectuated a reverse stock split of 89 shares for 1 share. In addition a shareholder / related party debt holder was to receive $100,000 for consideration to forgive amounts due from the Company currently recorded and shown as "due to major shareholder of $428,434 plus interest of $7,567 as of the closing date" plus 1,000,000 shares of post split common stock of the Company. The Company and certain of its shareholders have negotiated a "Compromise and Settlement" with the former shareholders of Euro Offline, Inc. Each party contends that a substantial, irreconcilable dispute exists among them for the failure of not consummating the merger with Euro OffLine, Inc., therefore 27 million shares will be returned to treasury with the former Euro Offline shareholders to receive $40,000 in April 2004. As of September 30, 2004, the Company still has $9,000 of this debt outstanding. The 3 million shares of common stock issued with the aforementioned transaction with Euro Offline, Inc. not under an agreement to be returned to treasury as of the date of the audit report has been recorded as a $900,000 cost of the aborted transaction with Euro Offline, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has no operations and has a deficiency in working capital and shareholders' equity at December 31, 2003 and September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended December 31, 2003 with respect to this matter.

On October 13, 2004, the Company acquired Global Invest Holdings, Inc. for the issuance of 25,000,000 shares per the agreement filed on Form 8-K dated October 18, 2004. See subsequent event footnote discussed hereafter.

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

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. There were no reconciling items for purposes of presenting the pro-forma disclosure as required under SFAS 148.

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

The Company has not filed their federal or state income tax returns for several years. The tax deficiency is not material due to each of such years the Company had not filed such income tax returns the Company generated a tax loss.

Income (Loss) Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, the potential dilution relating to outstanding stock options, warrants and convertible debt.

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


3.  Transactions with Shareholder

During the nine months ended September 30, 2004, a shareholder made advances to or on behalf of the Company aggregating $52,063. Related interest expense recorded during the nine months ended September 30, 2004 was $36,317. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. There can be no assurances that the shareholder will continue to make such advances to or on behalf of the Company.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder had asserted a material breach of contract in May 2004. On August 18, 2004, the Company resolved the dispute that resulted in the settlement of certain debt obligations of the Company and related claims that arose from the Euro-offline reorganization rescission. This settlement required a $12,500 payment, which was made on August 18, 2004, and the issuance of 500,000 shares of common stock for the forgiveness of the recorded outstanding indebtedness owed. These shares are protected against adjustment in the event of a reverse split for a period of eighteen months. The issuance of the 500,000 shares resulted in a $5,000 reduction to such shareholder debt, since such shares were trading at $.01 per share during these negotiations and the settlement date.

Doug Glaser, a shareholder, has assisted management with the settlement of certain outstanding debts and the dispute relating to the Euro-Offline, Inc. "Compromise and Settlement Agreement."

The remaining amounts due to the shareholder pre the Euro-offline reorganization were purchased by Doug Glaser and in September 2004 converted to equity by the issuance of 7,183,350 shares of common stack at $.06 per share.

On September 14, 2004, a shareholder of the Company, Doug Glaser via an affiliated entity, whom assumed the majority of the Company's outstanding debt in the amount of $700,000 was issued 1,400,000 shares on the date of the agreement to settle such debt. In addition this shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year.


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

In May 2004, a shareholder and creditor, has asserted a material breach of contract relating to the Euro Offline, Inc. merger. The Company and a shareholder settled this claim in August 2004, with an $12,500 payment and 500,000 shares of common stock with dilution provisions. See Note 3.

On August 11, 2004, the Company declared a 10,000 for 1 reverse stock split, with each fractional shares being rounded up to the nearest whole share; and a subsequent forward split by dividend to all shareholders of record, pro rata, on the basis of 100 shares for each one share owned, with the dividend to be subject to a mandatory exchange of stock certificates to receive the dividend. Additional shares issued due to fractional share rounding up required the issuance of another 64,980 shares. All per share data and outstanding shares presented have been retroactively adjusted for the reverse stock split and forward stock split.

On August 31, 2004, a shareholder of the Company acquired the outstanding notes held by Global Guarantee Corporation in the amount of $431,001. The Company has recorded as common shares issued of 7,183,350 shares or at $0.06 per share on the date of the agreement, which approximates fair market value.

On September 14, 2004, a shareholder of the Company whom assumed the majority of the Company's outstanding debt in the amount of $700,000 was issued 1,400,000 shares on the date of the agreement to settle such debt. In addition this shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year.


5.  Legal Proceedings

The Company has also been sued by several creditors for non-payment of debts, and judgments have been entered for the payment of such debts, plus interest and legal fees, in some cases.



6.  SUBSEQUENT EVENTS

On October 13, 2004, the Company acquired Global Invest Holdings, Inc. for the issuance of 25,000,000 shares. The accounting for this acquisition will be reverse merger accounting which is effectively a reorganization of the acquired entity since the majority of the control of Accesstel is now with the former owners of Global Invest Holdings, Inc.

The pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial condition that may have resulted if the acquisition had been consummated at December 31, 2003. The pro forma financial statements should be read in conjunction with the notes thereto and the financial statements of Accesstel, Inc. and related notes thereto contained in its filing on Form 10-KSB for the year ended December 31, 2003. Pro-forma unaudited financial data relating to the reverse merger with Global Invest Holdings, Inc. for the year ended December 31, 2003 is as follows:

BALANCE SHEET   DECEMBER 31, 2003

                                                                PRO-FORMA
                                     GLOBAL INVEST   PRO-FORMA  GLOBAL INVEST
                     ACCESSTEL, INC. HOLDINGS, INC. ADJUSTMENTS HOLDINGS, INC.

Cash                    $        -   $     36,621                $     36,621
Accounts receivable              -      2,029,523                   2,029,523
Prepaid expenses                 -        309,913                     309,913
Inventory                        -      3,263,549                   3,263,549
Current assets                   -      5,639,606                   5,639,606

Fixed assets                     -      1,063,416                   1,063,416
Other assets                               55,640                      55,640
Costs in excess of purchase
price                            -      1,176,062                   1,176,062

Total assets             $       -  $   7,934,724                $  7,934,724

Accounts payable         $ 700,643  $   1,387,536  (a)   700,000 $  1,388,179
Accrued expenses             7,567        173,761  (a)     7,567      173,761
Due to related parties     428,434      1,077,776  (a)   428,434    1,077,776
Short term debt/bank debt               3,105,308                   3,105,308
Current liabilities      1,136,644      5,744,381                   5,745,024

Long term debt                   -        593,427                     593,427

Stockholders Equity
(deficit)               (1,136,644)     1,596,916  (a) 1,136,001    1,596,273
Total liabilities and
stockholders equity
(deficit)               $        -  $   7,934,724                $  7,934,724

STATEMENT OF OPERATIONS - YEAR ENDED
DECEMBER 31, 2003

Sales   net             $        -  $   6,077,271                $  6,077,271
Cost of Goods Sold               -      3,853,928                   3,853,928
Gross Profit                     -      2,223,343                   2,223,343

Selling, general and
administrative exp       1,808,492      1,371,241 (b)   1,700,000   1,479,733
Depreciation                              109,991                     109,991
Interest                     2,493        249,552 (c)       2,493     249,552
Income (loss) before
income taxes            (1,810,985)       492,559                     384,067
Income taxes                     -         65,336                      65,336
Net income (loss)      $(1,810,985) $     427,223                 $   318,731

Net income (loss) per
share                                                             $       .01

Weighted average shares                                            34,236,340


The financial statements for the year ended December 31, 2003 are currently in the process of being audited. The financial results for the stub period through September 30, 2004 were unavailable as of November 14, 2004 and will be filed with Form 8-K upon such financial data being available.


Explaination to pro-forma adjustments

(a) Conversion of related party debt to equity and debt assumed, which occurred by September 30, 2004.
(b) Elimination of Selling, general and administrative expenses from Accesstel, which would not be incurred subsequent to the merger with Global Invest Holdings, Inc. The estimated portion of SG&A expected to be incurred are professional fees relating to being a public company.
(c) Elimination of the interest expense on related party debt converted to equity.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

Results of Operations:

Nine Months Ended September 30, 2004 and 2003 -

During the nine months ended September 30, 2004, the Company incurred general and administrative expenses of $290,063, which consisted primarily of noncash compensation of $255,000. The balance is primarily professional fees and cash based compensation. Additionally, the Company incurred interest expense of $28,750 related to it outstanding debt due to a shareholder.

During the nine months ended September 30, 2003, the Company incurred general and administrative expenses of $36,420. Additionally, the Company recorded $150,250 related to the value of common stock issued in connections with a settlement. The Company recorded fees payable to a shareholder of $85,500 and interest expense of $2,493. Also, the Company reversed a reserve for contingencies of $413,678.

During the nine months ended September 30, 2004, the Company incurred a net loss of $318,813 or $0.02 per share, as compared to a net income of $139,015 or $0.00 per share for the nine months ended September 30, 2003.

Liquidity and Capital Resources   September 30, 2004:

Operating Activities -

At September 30, 2004, the Company had no cash resources and a working capital deficit of $86,456, as a result of which the Company was insolvent.

Financing Activities -

During the nine months ended September 30, 2004, the Company has received proceeds from advances from a shareholder totaling $21,809, these proceeds were used to fund operations as well as a $13,000 payment to the shareholders of Euro Offline, Inc., relating to the rescission of that merger agreement.



ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under al potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.



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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                                                             Total Offering
                                                 Principal  Price/Underwriting
  Date     Title and Amount         Purchaser    Underwriter    Discounts

8/18/2004  500,000 shares of
           common stock issued
           in exchange for
           cancellation of debt  Private Investor    NA     $.01 per share/NA

8/31/2004  5,038,840 shares of
           common stock issued
           in exchange for
           cancellation of debt  Private Investor    NA     $.06 per share/NA

ITEM 6.  EXHIBITS

Exhibit
Number           Description of Document
------           -----------------------

10.3 Indemnification Agreement, dated as of October 13, 2004, between AccessTel, Inc. and DAG Enterprises, Inc. and Douglas
                A. Glaser

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


                                       AccessTel, Inc.
                                       ---------------
                                         (Registrant)


                                       /s/ KEVIN MARION
Date:  November 19, 2004            By:  _________________________
                                       Kevin Marion
                                       President and CFO