Form 10KSB
period 2004-12-31
ACCESSTEL INC /UT/
filed 2005-06-15
CIK 1063293

United States Securities and Exchange Commission
                          Washington, D.C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004

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

                66 Clinton Road, Fairfield, NJ 07004
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (973) 882-8861

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company had net sales of $6,864,476 for the fiscal year ended December 31, 2004.


     The aggregate market value of the Company's common stock held by non-affiliates of the Company as of May 6th, 2005, was $2,167,488.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                             PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

History

     Shopss.com, Inc., a Utah corporation, changed its name to Accesstel, Inc. ("we" or the "Company") effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000, in which 22,418,980 shares of Common Stock were issued to the stockholders of the Delaware corporation. Litigation concerning the related share exchange agreement was settled and 11,356,782 shares of common stock were returned to the treasury. The Company had 25,002,309 shares of common stock outstanding immediately prior to a reverse stock split effective December 12, 2003, and 280,925 shares of common stock outstanding immediately following the reverse split. On December 16, 2003, the Company purchased all of the issued and outstanding shares of common stock of Euro Offline pursuant to that certain Stock Purchase Agreement and Plan of Reorganization , dated December 16, 2003, between the Company and Euro Offline, Inc., which agreement was rescinded, 27,000,000 of the 31,000,000 "restricted" shares of common stock issued in the acquisition being cancelled and returned back to the Company's treasury. On August 11, 2004, the Company declared a 10,000 for 1 reverse stock split, with each fractional shares being rounded up to the nearest whole share; and a subsequent forward split by dividend to all shareholders of record, pro rata, on the basis of 100 shares for each one share owned, with the dividend to be subject to a mandatory exchange of stock certificates to receive the dividend. Additional shares issued due to fractional share rounding up required the issuance of another 64,980 shares.

     We entered into a definitive agreement to acquire all of the outstanding shares of Global Invest Holdings, Inc. ("Global Invest"), a New Jersey corporation, based in Fairfield, New Jersey, on August 30, 2004, and closed the acquisition on October 13, 2004. In connection with the acquisition of Global Invest, we issued 25,000,000 shares of our common stock to the six stockholders of Global Invest; following the acquisition we had 30,791,740 shares of common stock outstanding.

     Global Invest is a US-based holding company that owns Asiatic Industries LLC, engaged in the sale of textile products manufactured in Lebanon in the United States. The textile products are purchased from Textile Industries, SAL and Authentic Garment Industries, SAL, both affiliated Lebanese companies.

Our Address

     Our principal business address and telephone numbers are 66 Clinton

Road, Fairfield, New Jersey 07004; Telephone: 973-882-8861, Fax: 973-882-8878.
The Company maintains a corporate website at www.globalinvestholdings.com. Information contained in our website is not a part of this Offering Memorandum.

Our Business

     In the United States we operate through Asiatic Industries LLC ("Asiatic"), a US-based textile marketing and distribution company, the sole activity of which is securing orders for textile products made in Lebanon and manufactured by the two affiliated Lebanese companies. Orders are obtained from various buyers in the US, including importers, distributors and retailers. Asiatic was established in New Jersey in 1996 by Ralph Sayad and Louis Sayad as a distribution company that caters to the low-end textile market. The initial product chosen was ladies pantyhose and the production was sub-contracted to a plant in Lebanon.

     Through its Lebanese suppliers, Asiatic provides innovative and basic apparel of the various qualities to address a wide range of price points for a wide range of customers. We provide our customers with customized vertical solutions, which encompass every stage of production, from initial design and development through manufacture of garments to logistics, distribution and replenishment. Our product offerings encompass intimate apparel, underwear, socks, pantyhose, leisurewear, nightwear and active-wear for men, ladies, and children.

     At the time Asiatic was founded, management determined that in the U.S. only the mills that cater to the high-end market and belonging to multi-nationals such as Hanes were still in operation. The supply of the low end of the market was based on imports from Turkey, Mexico and Taiwan. All these importing mills bought their yarn from either Italian yarn producers, or from U.S./Mexican suppliers, and their prices were almost identical. They were dependent on large volume production. Their cost was very sensitive to the volume produced in relation to the orders placed. Finally, they required up-front payments for product, did not understand the U.S. distribution system and their distribution was limited by exclusivity agreements. For these reasons, we believe Global Invest's management has a more in-depth understanding of the U.S. market, as well as more flexibility in serving different customers.

     To date, we have developed a network of customers in the U.S. spanning multiple geographical regions including New York, New Jersey, Chicago, Detroit, Boston, Philadelphia, Washington D.C, Miami, and Baltimore. This network consists of retailers, wholesalers, jobbers and importers.

     We have focused on the smaller retailers and distributors, heretofore for the most part ignored by our competition; this allowed us, with a higher cost level to operate profitably as we started penetration of the U.S. market and to expand our product distribution. In 1998, in line with its global strategy to reducing cost and understanding more the production process, we started buying all the raw material itself and contracting out only the labor component of the production (since raw material was identical to other mills). By eliminating the subcontractor's profit margin on the raw material its cost per unit decreased significantly. Controlling the production process became the next target. Global Invest has two types of textile production in Lebanon described immediately below

   While we have a number of long-standing customer relationships, we do not have long-term contracts with any of them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. The exception to this is with private label orders. When private label packaging is produced and product finished, our customer is obligated to take the order unless they issue a release waiver allowing us to sell the goods to other clients. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.

Affiliated Manufacturing Operations

Zalka, Lebanon, Manufacturing Plant

     Textile Industries SAL operates a manufacturing plant for ladies' pantyhose, located in Zalka, Lebanon. 95% of the plant's production is dedicated to fulfilling orders placed ahead of production by Asiatic, and the
remaining 5% is sold on the local Lebanese market.   This plant was purchased
in 2000 after production was subcontracted for a couple of years. After investing $1 million in upgrading the plant and the equipment, it is currently being run at full capacity, i.e., run time: 24 hours, three shifts per day. Production is approximately 1,100,000 dozens of panty hose per year; one container leaving the factory every four days (16200 dozen pairs).

     We monitor suppliers and check the standards of all incoming materials. We have in-line quality control teams for every production line, end-of-line quality check, and finished goods sampling and standards. In addition, we periodically perform audits, including customer's social compliance, and quality management systems such as ISO 9000 . Finally, our in-house laboratories implement product safety policies, which have been approved by our leading customers.

Village Production

     Authentic Garment Industries SAL buys sewing machines and deploys them in villages throughout Lebanon for women to produce textile products (primarily undergarments) out of their homes. The products are produced to fulfill firm customer orders placed by Asiatic's U.S.-based customers. This subsidiary has a variable-cost, distributed but scalable production infrastructure through a standard model it developed that could be replicated across various villages, whereby it would i) hire one manager per village who would be trained to supervise production quality and schedules, ii) deploy sewing machines in the homes of women who would like to produce items at their own time and schedule and get paid for their production and iii) place orders for production once firm purchase orders were received from Asiatic. The first village operation was based in the Village of Hsarat in the Caza of Jbeil, Lebanon. There are currently approximately 1350 women in this village actively producing for this subsidiary and generating 130,000 dozens of items per month.

     We have developed a value-added strategy by creating jobs to an underutilized, typically unemployed, labor force. Women working for us in Lebanon are typically unskilled, are not able to find full time employment given household obligations, lack of any skills, lack of any work opportunities, and are eager to generate income working from home. The labor force gets paid for actual production (on a per item basis), after a firm purchase order has been received. To date, these employees have managed to produce enough items to generate on average $250 per month with some making as much as $700 per month. Productivity per machine has proven to be at least identical (often superior) to that realized within a factory environment.


     In addition to the women working from their homes, there is a minimal fixed-cost infrastructure in each village including:
* One full time trained employee, who supervises production schedules and quality and aggregates items on a daily basis for shipment;
*    A small warehouse used for packaging and distribution of raw materials;
and
*    2-3 employees manning the warehouse.

Products

The following are the various items we manufacture in Lebanon:

Zalka Factory:
     * Pantyhose of all types (20 denier to 70 denier, with and without lycra)
     *    Knee highs and tights

Village Production:
     *    A Shirts of all types (men's, ladies, and girls) rib tank 2x2 and
          1x1
     *    T shirts of all types   heavy (180 gr/sqm and light 135 gr/sqm)
     *    Underwear (Panties) of all types

     In the future, we plan to produce all the above products and to expand production to the following categories:

* Higher-end pantyhose to be sold to the same Asiatic customers looking to provide better quality products to their clients; and
*    Larger variety of undergarments to fulfill all the needs of customers.

     Product expansion will be driven by demand and purchase orders ahead of production as has traditionally been the case for previously launched items.

     The principal offices of our Lebanon suppliers are located at Zalka for Textile Industries and Hsarat for Authentic Garment Industries. These two companies are currently operating at full capacity and growth is currently capacity constrained for the operation.

Plan of Operations

     Our strategy for 2005 would be to move ahead and globalize our production model to include a new manufacturing facility in Lebanon that would vertically integrate our fabric production presently subcontracted, in partnership with, if possible, a retailer in the US, so as to develop a brand name that can be associated to this new manufacturing model,

Seasonality and Backlog

   Although the first quarter is typically our lowest sales quarter and our fourth quarter is typically our highest, our sales do not vary substantially by quarter, as the apparel industry has become less seasonal due to more frequent selling seasons and offerings of basic merchandise throughout the year.

Government Regulation

   We are subject to federal, state, local and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, and anti-corruption. In the United States, these laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import laws, including the U.S. economic sanctions and embargo regulations and other related laws such as the U.S. anti-boycott law. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

   In addition, all of our import operations are subject to tariffs and quotas set by the U.S. government through mutual agreements or bilateral actions. Lebanon, where our products are manufactured, may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our failure to comply with customs regulations or similar laws, could result in substantial costs and harm our business.

   Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into the United States. In fact, some trade agreements may result in providing our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

Competition

     We currently compete with numerous companies in the U.S. and on a global basis across the textile supply chain.

* Manufacturing: Our affiliated manufacturing operations in Lebanon compete with various manufacturers in low labor cost countries, notably Taiwan, Mexico and Turkey. Our strategy is to differentiate the Company by i) competitive pricing (equal to or slightly higher costs than other countries),
ii) quality of production as confirmed by customers, and iii) reliability of delivery schedules through our U.S.-based AI office.

     Lebanon is competitive in terms of production cost, as labor costs in Lebanon, with monthly wages around $200, are low compared to most countries and identical to Turkey and Mexico, albeit double those in China ($100).

* Sales and Marketing: Our marketing subsidiary, Asiatic, competes with a very large number of players in the first two layers of the supply chain in the U.S., i.e., national importers and state distributors, and also with other firms at the two levels below the first two, i.e., local distributors and large and small retailers and jobbers. Global Invest believes that the tremendous size of the U.S. market permits the coexistence of large numbers of competitors as long as price and quality are at par. Differentiation then becomes driven by customer relationships and reliability or product quality and delivery schedules.

   In addition, the recent elimination of quotas on World Trade Organization member countries could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from those competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

Employees

     In the United States, we employ 6 persons, including 3 executive officers of the Company.

Risk Factors

Risks Related to Our Business

We have only a limited operating history.

     We were founded in 1996, acquired our current business in 2004, and accordingly have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations.

     To address these risks, we must, among other things, increase our manufacturing and customer base, implement and successfully execute our business and marketing strategy, provide superior customer service and
order fulfillment, respond  to  competitive   developments,  and   attract,
retain   and  motivate qualified  personnel.  There  can  be  no  assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We will be required to raise substantial amounts of capital to grow our company.

     We will be required to raise substantial amounts of capital to continue expansion of our existing wholesale business, and there is no assurance that we will be able to raise this additional required capital. However, we can operate profitably and with stability even without the extra capital or growth.

Our future revenues are unpredictable.

     As a result of our relatively limited operating history and the nature of the markets in which we compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our investment plans in new equipment. Operating results will, to a large measure, depend on the volume and timing of orders and our ability to support orders. We will be substantially dependent on raising equity capital to expand our business.

We may not be able to manage our expanding operations effectively.

     We are currently experiencing a period of moderate expansion. Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining adequate performance is unproven. In addition, growth is likely to place a strain on managerial and operational resources. To accommodate this growth, we must accomplish the following:

     * implement new or upgraded operating and financial systems, procedures and controls; and
     * expand marketing efforts, customer service, billing and other related support systems.

We may not succeed with these efforts. Our failure to accomplish these goals in an efficient manner could cause expenses to grow and revenues to decline or grow more slowly than expected, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Management of Future Operations.

     There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate and manage required personnel.

Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability.

     The principal fabrics used in our business are cotton and synthetics. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

Our business is subject to risks associated with offshore manufacturing.

     We import finished garments into the United States and raw materials into Lebanon for manufacturing. All of our import operations are subject to tariffs and quotas set by the U.S. and Lebanese governments through mutual agreements or bilateral actions. In addition, Lebanon, where our products are manufactured may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or exports, or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or on our suppliers' failure to comply with customs regulations or similar laws, could harm our business.

   Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

   In addition, the recent elimination of quotas on World Trade Organization member countries by 2005 could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

   Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes or increased U.S. homeland security requirements. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Our international operations expose us to political, economic and currency risks.

   All of our products came from sources outside of the United States. As a result, we are subject to the risks of doing business abroad, including:

     *    currency fluctuations;

     *    changes in tariffs and taxes;

     *    political and economic instability; and

     *    disruptions or delays in shipments.

   Changes in currency exchange rates may affect the relative prices at which we are able to manufacture products and may affect the cost of certain items required in our operation, thus possibly adversely affecting our profitability.

     There are inherent risks of conducting business internationally. Language barriers, foreign laws and customs and duties issues all have a potential negative effect on our ability to transact business by importation of textile products into the United States. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and we may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

A few stockholders, who own a sufficient number of shares of our Common Stock, can exert a major influence on major decisions to be taken by our stockholders.

     Messrs. Ralph Sayad, Louis Sayad, Eddy Sayad, Karim Sayad, and Freddy Zraick, beneficially own together or control over 50% of our issued and outstanding shares of Common Stock. Because of such ownership, they together could control the election of all members of the Board of Directors of the Company and determine our corporate action. Stockholders are not entitled to accumulate their votes for the election of directors or otherwise.

Risk  Factors  Associated  with  the  Industry

Our sales are heavily influenced by general economic cycles.

   Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions or increases in interest rates, or acts of war, terrorist or political events that diminish consumer spending and confidence, could reduce our sales and adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

   We face a variety of competitive challenges from other foreign manufacturers of low end textile products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

     * anticipating and responding to changing consumer demands in a timely manner;

     *    offering attractively priced products; and

     * ensuring product availability through effective planning and replenishment collaboration with retailers;

The worldwide apparel industry continues to experience price deflation, which has affected, and may continue to affect, our results of operations.

   The worldwide apparel industry has experienced price deflation in recent years. The deflation is attributable to increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, changes in trade agreements and regulations and reduced relative spending on apparel and increased value-consciousness on the part of consumers reflecting, in part, general economic conditions. Downward pressure on prices has, and may continue to:

     *    require us to introduce lower-priced products;

     *    require us to reduce wholesale prices on existing products;

     *    result in reduced gross margins;

     * increase retailer demands for allowances, incentives and other forms of economic support that could adversely affect our profitability; and

     * increase pressure on us to further reduce our production costs and our operating expenses.

Dependence on acceptance of product in the wholesale market.

     The Company's future growth and success will substantially depend on its success in introducing and continuing to sell product in the United States wholesale textile markets. While the Company has enjoyed strong initial success, there is no guarantee that it can continue to source and introduce new products that have strong market appeal and sufficient margins and sales to support and grow the business. The resources required to support product development are not insignificant and their availability will depend on the ongoing success of the business. There can be no guarantee or assurance that the Company will be able to sustain this activity or that the activity will provide the products necessary to advance the Company.

Competition could harm our business.

     The markets for the types of textile products offered by us are extremely competitive. If we are unable to either respond adequately to the competitive challenges we face or establish a sustainable competitive advantage, we may lose market share or be forced to lower prices to unprofitable levels. In addition, we have a number of existing and potential competitors, and may be unable to predict or plan adequately for the strategies of competitors. Accordingly, we may be unable to respond quickly or adequately to the changes in the marketplace brought on by new product offerings and the marketing and promotional efforts of existing or new competitors.

New laws and regulations that impact our industry could increase costs or reduce opportunities to earn revenue.

     We are currently subject to certain regulations specifically aimed at textile imports in addition to regulations applicable to businesses in general. In the future, however, we may become subject to additional regulation by local or national regulatory authorities, in the United States or Lebanon, where we manufacture our textile products.

ITEM 2.   DESCRIPTION OF PROPERTY

  United States

     We lease our corporate offices in Fairfield, New Jersey, under a five year lease expiring June, 2010 at a monthly rent of $3050.00 per month.

ITEM 3.   LEGAL PROCEEDINGS

The company is involved in two collection actions against two customers. The total amount sought in these actions is less than $6,000.00.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

    However, on December 3, 2004, we filed a Schedule 14F1 with the Securities and Exchange Commission regarding a change in a majority of our Board of Directors.

                            PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

    Since February 27, 2001, the common stock of the Company has been traded on the OTC Bulletin Board under the symbol "ATEL." The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the 1 for 89 reverse stock split effective December 12, 2004, and the 10,000-for-1 reverse split and 100-for-1 forward split effective August 24, 2004.





                                        Low                 High
                                        ---                 ----

Three months ended

March 31, 2005                        $0.20                 $4.50


Fiscal Year Ended December 31, 2004:

Three months ended


September 30, 2004:**                 $4.00                 $5.00
June 30   August                      $0.01                 $0.04
24, 2004

August 25-September 30, 2004          $0.25                 $4.99


December 31, 2004                     $3.25                 $5.77


Fiscal Year Ended December 31, 2003:

Three months ended

March 31, 2003                        $0.035                $0.01
June 30, 2003                          0.085                 0.02
September 30, 2003                     0.045                 0.02
October 1, 2003 through
December 11, 2003                      0.045                 0.013
December 12, 2003 through
December 31, 2003*                     0.61                  0.30

* 1 for 89 reverse split
** 10,000-for-1 reverse split and 100-for-1 forward split effective August 24, 2004

(b)  Holders

    As of May 6th, 2005, the Company had 170 common shareholders of record, excluding shares held in "street name" by brokerage firms and other nominees who hold shares for multiple investors.

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

(d)  Sales of Unregistered Securities

Date    Title and Amount*     Purchaser Underwriter    Total Offering Price/

                                                      Underwriting Discounts
December 31,281,031 shares of  Stockholders   NA      $0.30 per share/NA
22, 2003 common stock issued   of Euro
         to seven stockholders Offline
         of Euro Offline in
         connection with
         acquisition of Euro
         Offline (27,000,000
         shares subsequently
         cancelled pursuant to
         the Compromise and
         Settlement Agreement
         dated April 9, 2004)

March    500,000 shares of     Private        NA      $.036 per share/NA
23, 2004 common stock issued   Investor
         to private investor

July     10,000,000 shares of  Stockholders   NA      N/A per share/NA
19, 2004 common stock issued   of Global              Transaction recinded
         to six stockholders   Invest
         of Global Invest      Holdings,
         Holdings, Inc.        Inc.
         (transaction rescinded
         on March 21, 2005,
         effective ab initio.

September 500,000 shares of    Global         NA      $.05 per share/NA
8, 2004   common stock issued  Guaranty
          to Global Guaranty   Corp.
          Corp

September 5,038,840 shares of  Private        NA      $.06 per share/NA
22, 2004  common stock issued  Investor
          to a private investor

October   25,000,000 shares of Stockholders   NA      $.25 per share/NA
12, 2004  common stock issued  of Global
          to the six           Invest
          stockholders of      Holdings,
          Global Invest        Inc.
          Holdings, Inc. in
          connection with its
          acquisition by the
          Company

December  1,400,000 shares of  Private        NA      $.50 per share/NA
17, 2004  common stock issued  Investor

February  505,391 shares of    Private        NA      $.06 per share/NA
2, 2005   common stock issued  Investor
          to a private investor

April     300,000 shares of    Private        NA      $.10 per share/NA
1, 2005   common stock issued  Investors
          to private overseas
          investors

March     3,000,000 shares of  Private        NA      $.283 per share/NA
17, 2005  common stock issued  Investors
          to private overseas
          investors


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

Equity compensation
plans approved by
stockholders:                 -                 -                    -

Equity compensation
plans not approved
by stockholders:              0                 0                    -
                      ---------             -----              -------
Total                         0                 0                    -

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the year ended December 31, 2004, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Report involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

Results of Operations:

Years Ended December 31, 2004 and 2003 -

During the year ended December 31, 2004, the Company incurred general and
administrative expenses of $772,080.   Additionally, the Company incurred
interest expense of $142,688 related to it outstanding debt due to a factor.

During the year ended December 31, 2003, the Company incurred general and administrative expenses of $1,320,432. Additionally, the Company recorded $150,250 related to the value of common stock issued in connection with a settlement. The Company recorded fees payable to a shareholder of $85,500 and interest expense of $40,403. Also, the Company reversed a reserve for contingencies of $413,678.

During the year ended December 31, 2004, the Company had a net loss of $187,649 or $.02 per share, as compared to a loss of $1,622,146 or $0.54 per share for the year ended December 31, 2003.

Liquidity and Capital Resources December 31, 2004:

Operating Activities -

At December 31, 2004, the Company had cash of $13,902 and a working capital surplus of $247,596.

Financing Activities -

During the year ended December 31, 2004, the Company received proceeds from advances from a shareholder totaling $64,313, and of $ -0- from sales of common stock, as well as a $13,000 payment to the shareholders of Euro Offline, Inc., relating to the rescission of that merger agreement.

Results of Operations:

    During the years ended December 31, 2004 and 2003, the Company incurred general and administrative expenses of $772,080 and 1,320,432 which consisted mainly of management salaries, legal and accounting expenses, and interest expense of $142,688 and $40,403, respectively, related to advances by a shareholder to or on behalf of the Company, and borrowings during 2004 from a factor.

Liquidity and Capital Resources   December 31, 2004:

Operating Activities -

    At December 31, 2003, the Company had cash resources of $32,475 and a working capital surplus of $760,955. The Company utilized $ 1,240,525 of cash in operating activities during the year ended December 31, 2004, as compared to utilizing $353,250 of cash during the year ended December 31, 2003.

Financing Activities -

    During the years ended December 31, 2004 and 2003, a shareholder made advances to or on behalf of the Company aggregating $64,313 and $135,194, respectively, pursuant to lines of credit with interest at rates that range between the prime rate and 7.9% rate. These advances have been used to fund general and administrative expenses, consisting primarily of legal and accounting fees. The Company also incurred fees to the shareholder for services rendered of $85,500 for the year ended December 31, 2003.

ITEM 7.   FINANCIAL STATEMENTS

                        ACCESSTEL, INC.

                      Financial Statements

                       DECEMBER 31, 2004

                         ACCESSTEL, INC.
                       FINANCIAL STATEMENTS
                        December 31, 2004


                       TABLE OF CONTENTS




                                                                 Page

Report of Independent Registered Public Accounting Firm           F-1

Balance Sheet                                                     F-2

Statement of Operations                                           F-3

Statement of Cash Flows                                           F-4

Notes to Financial Statements                                     F-5

                        ROBERT G. JEFFREY
                  CERTIFIED PUBLIC ACCOUNTANT
                        61 BERDAN AVENUE
                    WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE                                   TEL:  973-628-0022
IN NEW YORK AND NEW JERSEY                             FAX:  973-696-9002
MEMBER OF AICPA                              E-MAIL:  rgjcpa@optonline.net

PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of Accesstel, Inc.:

I have audited the accompanying balance sheet of Accesstel, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows, for the years ended December 31, 2004 and 2003. These financial statements are the representation of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of Accesstel, Inc. (the predecessor company) for the year ended December 31, 2003. Those statements reflect total assets of zero as at December 31, 2003 and total revenue of zero for the year then ended. Those statements were audited by other auditors whose report dated May 12, 2004 expressed an unqualified opinion on those statements. In so far as my opinion relates to the amounts included for the predecessor company as at December 31, 2003 and for the year then ended, it is based solely on the report of the other auditors.

I conducted my audits in accordance with the Standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accesstel, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountant
Wayne, New Jersey
June 10, 2005

                        ACCESSTEL, INC.
                         BALANCE SHEET
                       December 31, 2004

     ASSETS

Current Assets:
Cash                                                       $      13,902
Accounts receivable, net of allowance for doubtful accounts    2,947,210
Inventories                                                    1,087,415
Miscellaneous receivables                                         57,168
                                                           -------------
          Total current assets                                 4,105,695

Other Assets:
      Advance                                                     50,000
      Advance to stockholder                                     104,000
      Security deposits                                            5,640
                                                           -------------
      Total other assets                                         159,640
                                                           -------------
     TOTAL ASSETS                                          $   4,265,335
                                                           =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                     $   1,042,303
      Accrued expenses                                             4,127
      Payroll taxes payable                                        2,428
      Notes payable under bank lines of credit                   276,916
      Notes payable   stockholders                               229,824
      Note payable   Factor                                    2,302,501
                                                           -------------
          Total current liabilities                            3,858,099

Stockholders' Equity:
      Preferred stock   authorizes, 20,000,000 shares of
        $1 par value; none issued and outstanding                      -
      Common stock   authorized, 100,000,000 shares of
        $.001 par value; 32,191,740 issued and outstanding        32,191
      Capital excess of par value                                 39,282
       Retained earnings                                         335,763
                                                          --------------
     Total stockholders' equity                                  407,236
                                                          --------------
             TOTAL LIABILITIES AND PARTNERS' CAPITAL      $    4,265,335
                                                          ==============

     See accompanying notes and accountant's audit report.

                        ACCESSTEL, INC.
                    STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 2004 and 2003



                                             2004           2003
NET SALES                                $6,864,476     $ 5,825,476

COST OF GOODS SOLD                        6,137,357       5,186,786
                                         ----------     -----------
GROSS PROFIT ON SALES                       727,119         638,690

OPERATING EXPENSES:                         772,080       1,320,432
                                         ----------     -----------
OPERATING INCOME (LOSS)                     (44,961)       (681,742)

OTHER INCOME AND EXPENSE:
     Aborted acquisition costs                    -        (900,000)
     Interest expense                      (142,688)        (40,403)
                                         ----------     -----------
NET LOSS FOR PERIOD                      $ (187,649)    $(1,622,145)
                                         ==========     ===========


NET LOSS PER SHARE   BASIC AND DILUTED        $(.02)          $(.54)

WEIGHTED AVERAGE SHARES OUTSTANDING      10,138,159       2,995,984



      See accompanying notes and accountant's audit report.

                        ACCESSTEL, INC.
                    STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 2004 and 2003

                                              2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                    $  (187,649)   $(1,622,145)
Charges not requiring cash outlay:
   Common stock issued as compensation          255,000      1,050,000
   Common stock released in conjunction with
     legal settlement                                 -        150,250
   Aborted acquisition costs                          -        900,000
Changes in assets and liabilities:
   (Increase) decrease in inventories            64,311       (514,874)
   Increase in accounts receivable           (1,624,426)      (196,902)
   Increase in payroll taxes payable                746            594
   Decrease (increase) in prepaid expenses        2,500         (1,699)
   Increase in accounts payable                 236,371        (87,208)
   Increase in accrued expenses                  30,322          5,048
   Increase in miscellaneous receivables        (17,700)       (36,314)
                                           ------------    -----------
   Net cash consumed by operating
   activities                                (1,240,525)      (353,250)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Deposit for potential acquisition                  -        (50,000)
                                           ------------    -----------
   Net cash consumed by investing activities          -        (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in borrowings
   under lines of credit                       (487,339)       373,055
   Increase in borrowing from shareholders       64,313        135,194
   Advances to shareholder                     (104,000)             -
   Distributions                               (540,523)       (86,681)
   Borrowing from Factor                      2,302,501              -
   Payment for recission of acquisitions        (13,000)             -
                                          -------------    -----------
   Net cash provided by financing activities  1,221,952        421,568

Increase in cash and cash equivalents          ( 18,573)        18,318

Cash balance, January 1, 2004                    32,475         14,157
                                          -------------    -----------
Cash balance, December 31, 2004           $      13,902    $    32,475
                                          =============    ===========

      See accompanying notes and accountant's audit report.

                        ACCESSTEL, INC.
                 Notes to Financial Statements
                       December 31, 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Accesstel, Inc. (the Company) is a Utah corporation which has been largely inactive for the past two years. Originally named Shopss.com, Inc. the company changed its name to Accesstel, Inc. on February 16, 2001, in conjunction with the acquisition of Accesstel, Inc. in a reverse merger transaction.

On October 13, 2004, the Company acquired all of the capital stock of Global Invest Holdings, Inc. (Global Invest) in return for 25,000,000 shares of its common stock, which represented 77% of the number of shares of the Company outstanding after this transaction. The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Global Invest being treated as the acquirer. Historic financial and other information of Global Invest will be presented in all public filings. Under the accounting for a reverse merger, the liabilities of the Company were recorded on the books of the continuing company at their market value which approximates net realizable value, and the stockholder's equity accounts of Global Invest were reorganized to reflect the shares issued in this transaction.

Global Invest is a New Jersey corporation organized November 19, 2003. During 2004, it acquired the ownership interests of Asiatic Industries, LLC, a New Jersey limited liability company which markets ladies hosiery, underwear, and socks. These products are sold to a broad group of retailers and wholesalers in the United States, with a concentration in the Northeast. The Company obtains most of its hosiery, which is its principal product, from a factory located in Lebanon, and most of its socks and underwear from a second factory in Lebanon. All purchases are made in United States dollars. Management does not consider this concentration to be a significant risk.

The accompanying financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The statements of operations for the years ended December 31, 2004 and 2003, are based on the historical statements of income of the Company and Global Invest for those periods and assume the acquisition took place on January 1, 2003.


Cash

For purposes of the Statements of Cash Flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Inventories

Inventories consist principally of finished product held for sale to customers. Inventories are valued at the lower of cost (determined on a weighted average basis) or market.

Income Taxes

Provision is made for Federal and state income taxes in any period in which the Company has profits. Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of temporary differences between the tax bases of assets and liabilities.

There was no provision made for Federal or state income taxes for Global Invest prior to 2004, because during that period Global Invest reported its income as a limited liability company. The income or loss, of the Company was reported on the individual tax returns of the Members. Profits and losses were allocated in accordance with each member's respective percentage interest in the limited liability company.

Fair Value of Financial Instruments

The carrying amounts of Company financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, approximate their fair values at December 31, 2004.

Revenue Recognition

Revenue is realized from product sales. Recognition occurs upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Net Loss Per Share

The company computes net income (loss) per common shares in accordance with Statements on Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financials statements.

Advertising Costs

The Company expenses advertising costs when an advertisement occurs. Advertising costs were $1,200 during the twelve months ended December 31, 2004 and $350 during 2003.

Segment Reporting

Management treats the operations of the Company as one segment.

2.  COMMON STOCK

In December 2003, the Company entered into a "Stock Purchase Agreement and Plan of Reorganization" under which it was to acquire all the outstanding common stock of Euro Offline, Inc. in return for 30,000,000 shares of common stock of the Company. Prior to the closing, the Company affected a reverse stock split of one share for each 89 shares outstanding. In addition, a shareholder/related party, debt holder, was to receive $100,000 as consideration to forgive amounts due from the Company. A disagreement developed, between the Company and former shareholders of Euro Offline, Inc. The Company and certain of its shareholders negotiated a "Compromise and Settlement" with these former shareholders. Each party contended that a substantial and irreconcilable dispute existed for not consummating the merger with Euro Offline, Inc. Under the settlement, 27,000,000 shares were returned to the treasury during 2004. The 3,000,000 shares of common stock which were not part of the agreement and were not returned to the Company were valued at $900,000 and have been treated as the cost of the aborted acquisition transaction.

In March 2004, the Company issued 500,000 shares of common stock for legal services rendered. These shares were valued at the closing price of $.51 a share on the day the Board of Directors approved the issuance of such stock.

In May 2004, a shareholder and creditor asserted a material breach of contract relating to the Euro Offline, Inc. merger. The Company and a shareholder settled this claim in August 2004, with a $12,500 payment and the issuance of 500,000 shares of common stock with dilution provisions.

On August 11, 2004, the Company declared a one for 10,000 reverse stock split, with fractional shares being rounded up to the nearest whole share; and a subsequent forward split by dividend to all shareholders on the basis of 100 shares for each one share owned. All per share data and outstanding shares presented have been retroactively adjusted for these stock splits.

On August 31, 2004, a shareholder of the Company acquired the outstanding notes held by a creditor. These notes were exchanged for 5,038,840 shares of Company common stock.

On September 14, 2004, a shareholder of the Company, who assumed the majority of the remaining Company debt in the amount of $700,000, was issued 1,400,000 shares as consideration. This shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year from the date of the agreement.

3.   NOTES PAYABLE

Banks:

The Company has revolving lines of credit with four banks. It can borrow up to $786,000 under its lines of credit at interest rates between the prime rate charged by the banks and 7.9%. As of December 31, 2004, outstanding balances on these lines totaled $276,916. Borrowings under these lines are unsecured.

Related Parties:

The Company is also obligated for advances made by two Shareholders totaling
$229,824.    These obligations bear interest at 12% and are due on demand.

4.   RENTALS UNDER OPERATING LEASES

The Company conducts its operations from leased facilities in New Jersey under a non-cancelable operating lease, which expired in June 2005. The lease has been renewed for five years.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2004.

                Year ending
               December 31,             Amount

                   2005                $35,850

Rent expense amounted to $35,706 in 2004 and $34,800 in 2003.


5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION NONCASH INVESTING
ACTIVITIES

The following noncash investing and financing activities occurred during 2004.

In May 2004 27,000,000 shares of common stock were returned to the Company and cancelled, the result of a settlement with former shareholders of Euro Offline, Inc.

In March 2004 the Company issued 500,000 shares of common stock as compensation for legal services.

In May 2004, 500,000 shares of common stock were issued to a shareholder as part of a settlement related to the Euro Offline, Inc. transaction.

In August 2004 there was a reverse split of 1 for 10,000 which was immediately followed by a forward split of 100 for 1. A total of 52, 400 shares were issued for rounding in connection with the splits.

Cash paid for interest was $113,398 during 2004 and $38,390 during 2003; there was a $600 cash payment of income taxes during 2004 and $900 paid during 2003. None of the interest paid was capitalized.

A total of 6,438,840 shares were issued to a shareholder during 2004 in return for his settling or assuming debt of the corporation.

In October 2004 25,000,000 share were issued to acquire the capital of stock of Global Invest Holdings, Inc.

Cash paid for interest was $113,398 during 2004 and $38,390 during 2003; there was a $600 cash payment of income taxes during 2004 and $900 paid during 2003. None of the interest paid was capitalized.

6.  RELATED PARTY TRANSACTIONS

A shareholder made advances to or on behalf to the Company which together with interest aggregated $88,380. These advances were used to fund general and administrative expenses, consisting primarily of legal and accounting fees.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc. in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder asserted a material breach of contract in May 2004. On August 18, 2004, the Company resolved the dispute that resulted in the settlement of certain debt obligations of the Company and related claims that arose from the Euro-offline reorganization rescission. This settlement required a $12,500 payment, which was made on August 18, 2004, and the issuance of 500,000 shares of common stock for the forgiveness of the recorded outstanding indebtedness. These shares are protected against adjustment in the event of a reverse split for a period of eighteen months.

The remaining amounts due to the shareholder regarding the Euro Offline, Inc. reorganization were purchased by another shareholder in September 2004 and converted to equity by the issuance of 5,038,840 shares of common stock.

On September 14, 2004, a shareholder of the Company, acting through a affiliated entity, assumed the majority of the Company's outstanding debt in the amount of $700,000 in return for 1,400,000 shares of common stock. In addition this shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year from the date of the agreement.

One of the shareholders of the Company is the general manager of two vendors, which supplies the Company with its principal products. During the years ended December 31, 2004 and 2003, the Company purchased $1,699,758 and $3,028,144, respectively, of product from one of these suppliers and $1,423,543 and $968,155, respectively, from the other. The Company had a credit balance of $215,101 with one supplier and a balance due of $257,899 with the other supplier at December 31, 2004.

The Company is obligated to two Shareholders for advances made by them (see
Note 3).

7.  EXPENSES.

Expenses reported on the statement of operations for the years 2004 and 2003 are detailed below:

Sales commissions               $108,153       $     36,216
Factor fees                       58,155                  -

Salaries                          74,055            146,653
Expenses of Accesstel, Inc.
(the predecessor company)        290,063            908,492
Other expenses                   241,654            229,071
Total expenses                  $772,080         $1,320,432
                                ========         ==========
8.  SUBSEQUENT EVENTS

In April 2004, the Company entered into an agreement with a factoring company under which 85% of eligible accounts receivable are transferred on a continuing basis to the factor. Fees for this service are 1% of the accounts receivable transferred plus interest at prime plus 1% on accounts transferred to the factor. Any accounts which become 90 days past due are returned to the Company. The factor has obtained a lien to secure its advances against all Company accounts receivable and inventories. At May 16, 2005, the balance outstanding under this arrangement was $2,357,797. Part of the proceeds of the advances from the factor were used to repay $500,000 of the balances due on the bank lines of credit.

In April 2005, the Company acquired 99.7% of the outstanding stock of Textile Industries, S.A.L. (Textile Industries), a Lebanese corporation which manufactures ladies pantyhose and is the principal supplier of this product to the Company. The Company purchased 95% of the 2004 production of this plant. Consideration for this acquisition was 5,750,000 shares of Company common stock.

The Company is in negotiations to acquire a majority of the outstanding stock of Authentic Garment Industries, S.A.L., a manufacturer of underwear and the principal supplier of this product to the Company.


During the first five months of 2005, the Company conducted three private placement sales of its stock. A total of 9,800,000 shares were sold yielding proceeds of $1,880,000.


9.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position, or cash flows.


10.  CONTINGENCIES

A number of relatively small judgments were entered against the Company in the year 2000, which total approximately $700,000. A former executive of the Company has indemnified the Company for these liabilities and pledged 200,000 shares of Company common stock to secure this indemnification. The indemnification calls for release of the stock on October 12, 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

     As of the close of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                            PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table and text set forth the names and ages of all directors and executive officers of the Company as of April 30, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected at the Annual Meeting of the Board of Directors, which immediately follows the Annual Meeting of Stockholders. Ralph Sayad, Louis Sayad and Karim Sayad are first cousins. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.



Name           Age      Positions                           Date Appointed
----           ---      ---------                           --------------

Ralph Sayad    42       Chief Executive Officer            November 29, 2004
                        and Director

Louis Sayad    40       President                          November 29, 2004

Karim Sayad    46       Secretary                          November 29, 2004


Biographies of Directors and Executive Officers:

     Ralph Sayad, 42, received a Bachelor of Science degree in marketing in 1984, and a Masters of Business Administration degree in finance in 1986, from New York University. He was one of the founders of Asiatic Industries in 1996, and has acted as Chief Executive Officer of Global Invest since its founding. He has been responsible for setting up and managing the textile production operations in Lebanon, and has overall responsibility for the operations of Global Invest's subsidiaries in Lebanon. Prior to his involvement with Global Invest, Mr. Sayad was a consultant on strategic business matters for about 20 companies and a financial controller for a leading company in Lebanon in the medical, pharmaceutical, dental and chemical fields.

     Louis Sayad, 40, received a Bachelor of Science degree in biology in 1986, and a Master of Science degree in molecular biology/biotechnology, in 1990 from William Paterson State University, Wayne, New Jersey. He joined with Ralph Sayad in the formation of Global Invest in 1996, importing hosiery products from Lebanon and distributing the products in the United States. At Global Invest, Louis Sayad has been primarily involved in marketing its textile products in the United States. From August, 1988 to January, 1996, Mr. Sayad operated Asiatic Hosiery Company, the predecessor to the Asiatic Industries subsidiary of Global Invest, which sold textile products primarily from domestic manufacturers and suppliers to small retail businesses and wholesalers. Currently, Mr. Sayad is President of Global Invest and Chief Operating Officer of Asiatic Industries, managing the marketing, purchasing, sales, and distribution of products for Asiatic Industries.

     Karim Sayad, 46, received a Bachelor of Science degree in Physiotherapy from Brooklyn College, New York, in 1980. He has been employed by the Company's Asiatic Industries subsidiary as its Marketing Sales Manager since 1996. At Asiatic Industries, Mr. Sayad is responsible for developing the strategic marketing plan, for product development and oversight of implementation, and for a leadership program to enhance motivation and efficiency within the sales force.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Ralph Sayad, Chief Executive Officer   3               3            0
Louis Sayad, President                 3               3            0
Karim Sayad, Secretary                 3               3            0

Audit Committee

    Our Company does not currently have an Audit Committee.

Code of Ethics

   The Company is reviewing and planning to adopt a Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information as to the Company's officers whose total compensation exceeded $100,000 during the years ended December 31, 2001, 2002 and 2003. This information below is presented to the best of the Company's knowledge.

Summary Compensation Table
--------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------
Kevin Marion               2003       $0              $0               $0
Chief Executive            2004        0               0                0
Officer and President

Ralph Sayad                2004     $39,747            0             $3,330
Chief Executive Officer

    The Company did not have any deferred compensation or long-term incentive plans during the years ended December 31, 2003, and 2004, nor did the Company issue any stock options or stock appreciation rights during such periods.

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

     As of May 6th, 2005, the Company had a total of 35,907,831 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company. The information set forth below reflects the 10,000-for-1 reverse stock split effective August 11, 2004, and the subsequent 100-for-1 stock dividend.

     The following table sets forth, as of May 6th, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


                                                            Percent of
Name and Address             Amount and Nature of           Shares of Common
of Beneficial Owner          Beneficial Ownership           Stock Outstanding
-------------------          -------------------------      -----------------

Ralph Sayad                   5,750,000                        16.01%
35 Stalter Drive
Wayne, NJ 07470

Louis Sayad                   3,400,000                         9.47%
35 Stalter Drive
Wayne, NJ 07470

Karim Sayad                   3,100,000                         8.63%
9 Greenbriar Road
Little Falls, NJ 07424

Eddy Sayad                    4,000,000                        11.14%
10 Georges Zaidan St
Achrafieh, Beirut, Lebanon

Freddy Zraick                 2,500,000                         6.96%
Jabra Building
34th Street, Apt 5
Kfarhabeb, Lebanon

Mario Saradar                 5,750,000                        16.01%
9 Greenbriar Road
Little Falls, NJ 07424

Credit Bank                   3,000,000                         8.35%
Freeway Center
Sin El Fil
Beirut, Lebanon

All Officers and             12,250,000                        34.12%
Directors as a group


Changes in Control:

    The Agreement dated August 30, 2004, pursuant to which the Company acquired Global Invest Holdings on October 14, 2004 resulted in a change of control of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    NONE


ITEM 13.  EXHIBITS

 Exhibits:

Exhibit No.              Description of Exhibit


2.1  Asset Purchase Agreement, dated October 26, 1999, among AMCI
     International, Inc. and OSCM-OneStop.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 5, 1999).

2.2 Share Exchange Agreement, dated as of December 18, 2000, by and among Shopps.com, Inc., Accesstel, Inc., and the shareholders of Accesstel, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 3, 2001).


3.1 Articles of Incorporation, filed July 26, 1983 (incorporated by reference to Exhibit 3.1).

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB12G, filed with the Commission on June 12, 1998).

3.3 Articles of Amendment to Articles of Incorporation, filed August 28, 1985 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10-SB12G, filed with the Commission on June 12, 1998).

3.4 Articles of Amendment to Articles of Incorporation, filed February 16, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 15, 2002).

4.1 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Information Statement on Schedule 14C, filed with the Commission on January 24, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 (incorporated by reference to Exhibit 4.1 to the Company's Registration Form on Form S-8, filed with the Commission on December 30,
     2003).

10.1 Compromise and Settlement Agreement, dated April 9, 2004, by and between the Company and Euro Offline (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 17, 2004).

10.2 Agreement, dated April 9, 2004, between Global Guarantee Corporation and Euro Offline (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB, filed with the Commission on May 17,
     2004).

10.3 Indemnification Agreement, dated October 13, 2004, by and between DAG Enterprises, Inc. and Douglas A. Glaser, and the Company
     (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 19, 2004).

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.


32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.




ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Accesstel by its principal accountants during the calendar years ended December 31, 2003 and 2004:


     Fee category                      2003           2004
     ------------                      ----           ----

     Audit fees                        $14,500        $14,620

     Audit-related fees                $     0        $     0

     Tax fees                          $   700        $     0

     All other fees                    $     0        $     0
                                       -------        -------
     Total fees                        $15,200        $14,620


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


                                                    ACCESSTEL, INC.
                                                    ---------------
                                                     (Registrant)

Date: June 15, 2005                By:  /s/ Ralph Sayad
                                        -------------------------------
                                                   Ralph Sayad, Sole Director,
                                        Chief Executive Officer and
                                        Principal Financial Officer