Form 10QSB
period 2005-03-31
ACCESSTEL INC /UT/
filed 2005-07-01
CIK 1063293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-24459
                                                 -------

                                 ACCESSTEL, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                 59-2159271
     ------------------------------              ----------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification Number)


                      66 Clinton Road, Fairfield, NJ 07004
                 ----------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (973) 882-8861
                                               --------------

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

N/A --- Check whether the Company filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of June 30, 2005, the Company had 35,907,831 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                 ACCESSTEL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets:   March 31, 2005 (Unaudited) and December 31, 2004   2

         Statements of Operations (Unaudited):  Three Months Ended
                  March 31, 2005 and 2004                                     3

         Statements of Cash Flows (Unaudited):  Three Months Ended
                  March 31, 2005 and 2004                                     4

         Notes to Financial Statements (Unaudited):  Three Months Ended
                  March 31, 2005                                              5

     Item 2.   Management's Discussion and Analysis or Plan of Operation      6

     Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

     Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

                                 ACCESSTEL, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                 ACCESSTEL, INC.
                                 BALANCE SHEETS

    ASSETS
    ------

                                                           March 31,      December 31,
                                                              2005          2004
                                                           (Unaudited)    (Audited)
                                                           ----------   ----------
Current Assets:
     Cash                                                  $   23,190   $   13,902
     Accounts receivable, net of allowance
          for doubtful accounts                             3,372,897    2,947,210

     Inventories                                              317,762    1,087,415
     Miscellaneous receivables                                960,534       57,168
                                                           ----------   ----------

                  Total current assets                      4,674,383    4,105,695

Other Assets:
      Advance                                                  40,000       50,000
      Advance to stockholder                                  104,000      104,000
      Security deposits                                         5,640        5,640
                                                           ----------   ----------

                  Total other assets                          149,640      159,640
                                                           ----------   ----------
         TOTAL ASSETS                                      $4,824,023   $4,265,335
                                                           ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                     $  218,593   $1,042,303
      Accrued expenses                                            825        4,127
      Payroll taxes payable                                     2,167        2,428
      Notes payable under bank lines of credit                371,483      276,916
      Notes payable - stockholders                             80,183      229,824
      Note payable - Factor                                 2,823,020    2,302,501
                                                           ----------   ----------
         Total current liabilities                          3,496,271    3,858,099

Stockholders' Equity:
      Preferred stock - authorized, 20,000,000 shares
          of $1 par value; none issued and outstanding             --           --
      Common stock - authorized, 100,000,000 shares
          of $.001 par value; 35,997,831 and 25,352,810,
          respectively, issued and outstanding                 35,997       32,191
      Capital excess of par value                             915,477       39,282
       Retained earnings                                      376,278      335,763
                                                           ----------   ----------

         Total stockholders' equity                         1,327,752      407,236
                                                           ----------   ----------

             TOTAL LIABILITIES AND
             PARTNERS' CAPITAL                             $4,824,023   $4,265,335
                                                           ==========   ==========

                             See accompanying notes

                                 ACCESSTEL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004



                                                3/31/05         3/31/04
                                             ------------    ------------

NET SALES                                    $  1,766,672    $  1,105,455

COST OF GOODS SOLD                              1,519,167       1,191,847
                                             ------------    ------------

GROSS PROFIT (LOSS) ON SALES                      247,505         (86,392)

OPERATING EXPENSES:                               146,658         364,076
                                             ------------    ------------


OPERATING INCOME (LOSS)                           100,847        (450,468)

OTHER INCOME (EXPENSE):
         Interest expense                         (60,329)        (23,707)
                                             ------------    ------------

NET PROFIT (LOSS) FOR PERIOD                 $     40,518    $   (474,175)
                                             ============    ============



NET LOSS PER SHARE - BASIC AND DILUTED       $         --    $        .02


WEIGHTED AVERAGE SHARES OUTSTANDING            32,978,923      25,349,603


                             See accompanying notes.

                                 ACCESSTEL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004


                                                                     2005           2004
                                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income (Loss)                                          $   (40,518)   $  (474,175)
      Charges not requiring cash outlay:
         Common stock issued as compensation                         255,000
         Partial write off of advance                                 10,000             --
      Changes in assets and liabilities:
         Decrease in inventories                                     769,653         32,935
         Increase (decrease) in accounts receivable                 (425,687)        91,212
                  Increase (decrease) in payroll taxes payable
                                                                        (261)           275
         Decrease in accounts payable                               (823,710)       (22,011)
         Increase (decrease) in accrued expenses                      (3,302)        15,000
                  Increase in miscellaneous receivables             (903,366)        (7,784)

                                                                 -----------    -----------
Net cash consumed by operating activities                         (1,336,155)      (109,548)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --             --

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in borrowings under lines of credit                    94,565         14,582
      Increase in borrowing from shareholders                             --         90,149
      Repayments of stockholder loans                               (149,641)            --
      Distributions                                                       --        (17,765)

      Borrowing from Factor                                          520,519             --
      Sales of capital stock                                         880,000             --

                                                                 -----------    -----------
         Net cash provided by financing activities                 1,345,443         86,966

Increase (decrease) in cash and cash equivalents                       9,288        (22,582)

Cash balance, beginning of period                                     13,902         38,152

                                                                 -----------    -----------
Cash balance, end of period                                      $    23,190    $    15,570
                                                                 ===========    ===========


                             See accompanying notes.

                                 ACCESSTEL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1.       BASIS OF PRESENTATION

The unaudited interim financial statements of Accesstel, Inc. ("the Company") as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

2.       CAPITAL STOCK

Shares of common stock totaling 3,300,000 shares were sold in a private transaction during the quarter, yielding proceeds of $880,000. In addition, 506,091 shares were issued in satisfaction of previously existing debts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Report involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

Results of Operations:

Three Month Periods Ended March 31, 2005 and 2004 -

During the three months ended March 31, 2005, the Company incurred operating expenses of $146,658, as compared with $364,076 for the comparable period in 2004. Additionally, the Company incurred interest expense of $60,329 related to outstanding debt due to a factor, as compared with interest expense of $23,707 for the comparable period in 2004.

During the three months ended March 31, 2005, the Company had net profit of $40,518, as compared with a net loss of $474,175 or $.02 per share for the comparable period in 2004.

Liquidity and Capital Resources March 31, 2005:

Operating Activities -

At March 31, 2005, the Company had cash of $21,190 and a working capital surplus of $1,178,112.

Financing Activities -

During the period ended March 31, 2005, the Company received proceeds from the sale of common stock of $880,000, and repaid $149,641 of stockholder loans.

Results of Operations:

    During the three month periods ended March 31, 2005 and 2004, the Company incurred operating expenses of $146,658 and $364,076, respectively which consisted mainly of management salaries and legal and accounting expenses, and in these periods incurred interest expense of $60,329 and $23,707, respectively, related to advances by a shareholder to or on behalf of the Company, and borrowings from a factor.

Liquidity and Capital Resources - March 31, 2005:

Operating Activities -

    At March 31, 2005, the Company had cash resources of $23,190 and a working capital surplus of $1,178,112.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under al potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

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


                                             AccessTel, Inc.
                                             ---------------
                                             (Registrant)



Date:  July 1, 2005                  By: /s/ Ralph Sayad
                                        ----------------------------
                                             Ralph Sayad
                                             President and CFO