Form 10KSB/A
period 2004-12-31
ACCESSTEL INC /UT/
filed 2006-06-20
CIK 1063293

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The Company had net sales of $6,864,476 for the fiscal year ended December 31, 2004.

      The aggregate market value of the Company's common stock held by non-affiliates of the Company as of May 6th, 2005, was $2,167,488.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

      This amended Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

History

      Shopss.com, Inc., a Utah corporation, changed its name to Accesstel, Inc. ("we" or the "Company") effective February 16, 2001, in conjunction with the acquisition of AccessTel, Inc., a Delaware corporation, in a reverse merger transaction effective December 18, 2000, in which 22,418,980 shares of Common Stock were issued to the stockholders of the Delaware corporation. Litigation concerning the related share exchange agreement was settled and 11,356,782 shares of common stock were returned to the treasury. The Company had 25,002,309 shares of common stock outstanding immediately prior to a reverse stock split effective December 12, 2003, and 280,925 shares of common stock outstanding immediately following the reverse split. On December 16, 2003, the Company purchased all of the issued and outstanding shares of common stock of Euro Offline pursuant to that certain Stock Purchase Agreement and Plan of Reorganization , dated December 16, 2003, between the Company and Euro Offline, Inc. That agreement was later rescinded, and 27,000,000 of the 31,000,000 "restricted" shares of common stock issued in the acquisition were cancelled and returned to the Company's treasury. On August 11, 2004, the Company declared a 10,000 for 1 reverse stock split, with each fractional shares being rounded up to the nearest whole share; and a subsequent forward split by dividend to all shareholders of record, pro rata, on the basis of 100 shares for each one share owned, with the dividend to be subject to a mandatory exchange of stock certificates to receive the dividend. Additional shares issued due to fractional share rounding up required the issuance of another 64,980 shares.

      We entered into a definitive agreement to acquire all of the outstanding shares of Global Invest Holdings, Inc. ("Global Invest"), a New Jersey corporation, based in Fairfield, New Jersey, on August 30, 2004, and closed the acquisition on October 13, 2004. In connection with the acquisition of Global Invest, we issued 25,000,000 shares of our common stock to the six stockholders of Global Invest; following the acquisition we had 34,091,740 shares of common stock outstanding.

      Global Invest is a US-based holding company that owns Asiatic Industries LLC, a New Jersey limited liability company engaged in the sale of in the United States of textile products which it obtains from Lebanon. The textile products are purchased from Textile Industries, SAL and Authentic Garment Industries, SAL, both Lebanese companies.

Our Address

      Our principal business address and telephone numbers are 66 Clinton Road, Fairfield, New Jersey 07004; Telephone: 973-882-8861, Fax: 973-882-8878. The
Company maintains a corporate website at www.globalinvestholdings.com. Information contained in our website is not a part of this Offering Memorandum.

Our Business

      We operate through Asiatic Industries LLC ("Asiatic"), a US-based marketing and distribution company whose products are primarily purchased from manufacturing companies in Lebanon. Orders are obtained from various buyers in the US, including importers, distributors and retailers. Asiatic was established in New Jersey in 1996 by Ralph Sayad and Louis Sayad as a distribution company that caters to the low-end textile market. The initial product chosen was ladies pantyhose and the production was sub-contracted to a plant in Lebanon.

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

      At the time Asiatic was founded, management determined that in the U.S. only the mills that cater to the high-end market and belonging to multi-national companies were still in operation. The supply of the low end of the market was based on imports from Turkey, Mexico and Taiwan. All these importing mills mainly bought their yarn from the same or similar sources and their prices were almost identical. They were dependent on large volume production. Their cost was very sensitive to the volume produced in relation to the orders placed. Finally, many required up-front payments for product, and did not appear to be user friendly to their customers. For these reasons, Asiatic's management initiated more flexibility in serving different customers, which we believe has been successful.

      To date, we have developed a network of customers in the U.S. spanning multiple geographical regions including New York, New Jersey, Chicago, Detroit, Philadelphia, Washington D.C, Miami, and Baltimore. This network consists of retailers, wholesalers, jobbers and importers.

      We initially focused our sales on the smaller retailers and distributors, heretofore for the most part ignored by our competition. This allowed us, with a higher cost level, to sell with a higher profit margin as we started penetration of the U.S. market and to expand our product distribution. In 1998, in line with our strategy to reduce cost and with more understanding of the production process, we started buying our own raw materials and contracting out only the labor component of the production (since the raw material cost was identical to that of other mills). By eliminating the subcontractor's profit margin on the raw material our cost per unit decreased significantly. Controlling the production process became the next target. Global Invest has established two types of subcontracted textile production in Lebanon described immediately below.

      While we have a number of long-standing customer relationships, we did not have long-term contracts with any of them. As a result, purchases generally occurred on an order-by-order basis, and the relationship, as well as particular orders, could generally be terminated by either party at any time. The exception to this was with private label orders. When private label packaging is produced and product finished, our customer is obligated to take the order unless they issue a release waiver allowing us to sell the goods to other clients. Today we secure contracts with letters of credit or documentary collections with most of our major customers. The letters of credit assure a designated shipping date that the customer cannot cancel. They also secure payment from the customer's financial institution within a period established in the letter of credit.

Subcontracted Manufacturing Operations

Zalka, Lebanon, Manufacturing Plant

      Textile Industries SAL operates a manufacturing plant for ladies' pantyhose, located in Zalka, Lebanon. 95% of the plant's production is dedicated to fulfilling orders placed ahead of production by Asiatic, and the remaining 5% is sold on the local Lebanese market.

      We check the standards of all incoming product. In addition, the factory is ISO 9000 certified and has in-house laboratories that implement required product safety policies.

Village Production

      Authentic Garment Industries SAL buys sewing machines and deploys them in villages throughout Lebanon for women to produce textile products (primarily undergarments) out of their homes. The products are produced to fulfill firm customer orders placed by Asiatic's U.S.-based customers. This contractor has a variable-cost, distributed but scalable production infrastructure through a standard model it developed that could be replicated across various villages, whereby it would i) hire one manager per village who would be trained to supervise production quality and schedules, ii) deploy sewing machines in the homes of women who would like to produce items at their own time and schedule and get paid for their production and iii) place orders for production once firm purchase orders were received from Asiatic.

Products

The following are the various items we acquire in Lebanon:

Zalka Factory:

      o Pantyhose of all types (20 denier to 70 denier, with and without lycra)
      o     Knee highs and tights and trouser socks

Village Production:

      o A Shirts of all types (men's, ladies, and girls) rib tank 2x2 and 1x1
      o     T shirts of all types - heavy (180 gr/sqm and light 135 gr/sqm)
      o     Underwear (Panties and boxer shorts) of all types

      In the future, we plan to expand our product line by including the following categories:

      o Higher-end pantyhose to be sold to the same Asiatic customers looking to provide better quality products to their clients as well as marketing to new prospect; and
      o Larger variety of undergarments to fulfill all the needs of customers.

      Product expansion will be driven by demand and purchase orders ahead of production as has traditionally been the case for previously launched items.

      Our Lebanon suppliers are currently operating at full capacity and growth is currently capacity constrained for the operation. Therefore we plan to subcontract other suppliers either within Lebanon or other countries.

Customers

      We have a number of long-standing customer relationships, but we do not have long-term contracts with any of them. In 2004 our largest customer accounted for 23% of our sales, and no other customer accounted for in excess of 10% of sales.

Seasonality and Backlog

      Although the first quarter is typically our lowest sales quarter and our fourth quarter is typically our highest, our sales do not vary substantially by quarter, as the apparel industry has become less seasonal due to more frequent selling seasons and offerings of basic merchandise throughout the year.

Government Regulation

      We are subject to federal, state, and local laws and regulations affecting our business, including those related to labor, employment, worker health and safety, environmental protection, products liability, product labeling, consumer protection, and anti-corruption. These laws include the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Foreign Corrupt Practices Act and the rules and regulations of the Consumer Products Safety Commission and the Federal Trade Commission. We are also subject to import laws, including the U.S. economic sanctions and embargo regulations and other related laws such as the U.S. anti-boycott law. We believe that we are in substantial compliance with the applicable federal, state, and local, rules and regulations governing our business.

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

      Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements have positive effects on trade liberalization and benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase and setting quotas on products that may be imported from a particular country into the United States. In fact, some trade agreements may result in providing our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

Competition

      We currently compete with numerous companies in the U.S. and on a global basis across the textile supply chain.

o Manufacturing: Our suppliers in Lebanon compete with various manufacturers in low labor cost countries, notably China, Taiwan, Mexico and Turkey. Our strategy is to differentiate the Company by i) competitive pricing (equal to or slightly higher costs than other countries), ii) quality of production as confirmed by customers, and iii) reliability of delivery schedules through our U.S.-based AI office.

      Lebanon is competitive in terms of production cost, as labor costs in Lebanon, with monthly wages around $200, are low compared to most countries and identical to Turkey and Mexico, albeit double those in China ($100).

o Sales and Marketing: We compete with a very large number of players in the first two layers of the supply chain in the U.S., i.e., national importers and state distributors, and also with other firms at the two levels below the first two, i.e., local distributors and large and small retailers and jobbers. We believe that the tremendous size of the U.S. market permits the coexistence of large numbers of competitors as long as price and quality are at par. Differentiation then becomes driven by customer relationships and reliability or product quality and delivery schedules.

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

      Asiatic Industries was founded in 1996, and accordingly has a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations.

      To address these risks, we must, among other things, increase our supply and customer base, implement and successfully execute our business and marketing strategy, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We will be required to raise substantial amounts of capital to grow our company.

      We will be required to raise substantial amounts of capital to expand our existing wholesale business, and there is no assurance that we will be able to raise this additional required capital.

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

Increases in the price products or their reduced availability could increase our cost of sales and decrease our profitability.

      The principal fabrics used in our business are cotton and synthetics. The prices for these fabrics are dependent on the market price for raw materials, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any such raw material price increases could increase our product costs and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our product requirements in a timely manner. Purchasing or merging with one or more of our current suppliers or another supplier, could help reduce this factor, by reducing our overall product cost, thereby increasing our profit margin and increasing our competitive edge.

Our business is subject to risks associated with offshore manufacturing.

      We import finished garments into the United States. All of our import operations are subject to tariffs and quotas set by the U.S. and Lebanese governments through mutual agreements or bilateral actions. In addition, Lebanon, where our products come from, may from time to time impose additional new quotas, duties, tariffs or other restrictions on our imports or exports, or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or on our suppliers' failure to comply with customs regulations or similar laws, could harm our business.

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

      Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes, increased U.S. homeland security requirements, and increases in fuel prices. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Our international operations expose us to political, economic and currency risks.

      Most of our products came from sources outside of the United States. As a result, we are subject to the risks of doing business abroad, including:

      o     currency fluctuations;
      o     changes in tariffs and taxes;
      o     political and economic instability; and
      o     disruptions or delays in shipments.

      Changes in currency exchange rates may affect the relative prices at which we are able to purchase products and may affect the cost of certain items required in our operation, thus possibly adversely affecting our profitability.

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

      Messrs. Ralph Sayad, Louis Sayad, Eddy Sayad, Karim Sayad, and Freddy Zraick beneficially own together or control over 50% of our issued and outstanding shares of Common Stock. Because of such ownership, they together could control the election of all members of the Board of Directors of the Company and determine our corporate action. Stockholders are not entitled to accumulate their votes for the election of directors or otherwise.

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

      We face a variety of competitive challenges from other foreign manufacturers of low end textile products, some of which have greater financial and marketing resources than we do. We compete with these companies primarily on the basis of:

      o anticipating and responding to changing consumer demands in a timely manner;
      o ensuring product availability through effective planning and replenishment collaboration with retailers;
      o     offering attractively priced products; and
      o anticipating and responding to changing consumer demands in a timely manner.

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

      The worldwide apparel industry has experienced price deflation in recent years. The deflation is attributable to increased competition, increased product sourcing in lower cost countries, growth of the mass merchant channel of distribution, changes in trade agreements and regulations and reduced relative spending on apparel and increased value-consciousness on the part of consumers reflecting, in part, general economic conditions. Downward pressure on prices has, and may continue to:

      o     require us to introduce lower-priced products;
      o     require us to reduce wholesale prices on existing products;
      o     result in reduced gross margins;
      o increase retailer demands for allowances, incentives and other forms of economic support that could adversely affect our profitability; and
      o increase pressure on us to further reduce our product costs and our operating expenses.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company was involved in two collection actions against two customers. The total amount sought in these actions was less than $6,000.00. One of the two accounts has currently reached settlement and payments have been coming in monthly, the other (smaller amount) is still in collection.

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

                                    PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

      Since February 27, 2001, the common stock of the Company has been traded on the OTC Bulletin Board and, subsequent to May 2005, on the "pink sheets" under the symbol "ATEL." The following table sets forth the range of reported closing bid prices of the Company's common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in the Company's common stock has been limited and sporadic, and should not be deemed to constitute an "established trading market". The information set forth below reflects the 1 for 89 reverse stock split effective December 12, 2003, and the 10,000-for-1 reverse split and 100-for-1 forward split effective August 24, 2004.

                                                   Low             High
                                                   ---             ----

Three months ended March 31, 2005                $ 0.20           $ 4.50

Fiscal Year Ended December 31, 2004:

Three months ended

September 30, 2004:**                            $ 4.00           $ 5.00
June 30 - August 24, 2004                        $ 0.01           $ 0.04
August 25 - September 30, 2004                   $ 0.25           $ 4.99
December 31, 2004                                $ 3.25           $ 5.77

Fiscal Year Ended December 31, 2003:

Three months ended

March 31, 2003                                   $0.035           $ 0.01
June 30, 2003                                     0.085             0.02
September 30, 2003                                0.045             0.02
October 1, 2003 through December 11, 2003         0.045            0.013
December 12, 2003 through December 31, 2003*       0.61             0.30

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

(d)   Sales of Unregistered Securities

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Total Offering Price/
Date                 Title and Amount*                   Purchaser           Underwriter        Underwriting Discounts
-----------------------------------------------------------------------------------------------------------------------
December 22, 2003    31,281,031 shares of common         Stockholders of     NA                 $0.30 per share/NA
                     stock issued to seven               Euro Offline
                     stockholders of Euro Offline in
                     connection with acquisition of
                     Euro Offline (27,000,000 shares
                     subsequently cancelled pursuant
                     to the Compromise and Settlement
                     Agreement dated April 9, 2004)
-----------------------------------------------------------------------------------------------------------------------
March 23, 2004       500,000 shares of common stock      Private Investor    NA                 $.036 per share/NA
                     issued to private investor
-----------------------------------------------------------------------------------------------------------------------
July 19, 2004        10,000,000 shares of common         Stockholders of     NA                 N/A per share/NA
                     stock issued to six                 Global Invest                          Transaction recinded
                     stockholders of Global Invest       Holdings, Inc.
                     Holdings, Inc. (transaction
                     rescinded on March 21, 2005,
                     effective ab initio.
-----------------------------------------------------------------------------------------------------------------------
September 8, 2004    500,000 shares of common stock      Global Guaranty     NA                 $.05 per share/NA
                     issued to Global Guaranty Corp      Corp
-----------------------------------------------------------------------------------------------------------------------
September 22, 2004   5,038,840 shares of common          Private Investor    NA                 $.06 per share/NA
                     stock issued to a private
                     investor
-----------------------------------------------------------------------------------------------------------------------
October 12, 2004     25,000,000 shares of common         Stockholders of     NA                 $.25 per share/NA
                     stock issued to the six             Global Invest
                     stockholders of Global Invest       Holdings, Inc.
                     Holdings, Inc. in connection
                     with its acquisition by the
                     Company
-----------------------------------------------------------------------------------------------------------------------
December 17, 2004    1,400,000 shares of common          Private Investor    NA                 $.50 per share/NA
                     stock issued
-----------------------------------------------------------------------------------------------------------------------
February 2, 2005     505,391 shares of common stock      Private Investor    NA                 $.06 per share/NA
                     issued to a private investor
-----------------------------------------------------------------------------------------------------------------------
April 1, 2005        300,000 shares of common stock      Private             NA                 $.10 per share/NA
                     issued to private overseas          Investors
                     investors
-----------------------------------------------------------------------------------------------------------------------
March 17, 2005       3,000,000 shares of common          Private             NA                 $.283 per share/NA
                     stock issued to private             Investors
                     overseas investors
-----------------------------------------------------------------------------------------------------------------------

       Securities Authorized for Issuance under Equity Compensation Plans

                                                                                        Number of shares
                        Number of shares of                                              of common stock
                         common stock to be              Weighted-average              remaining available
                        issued upon exercise             exercise price of             for future issuance
                       of outstanding options,          outstanding options               under equity
Plan category            warrants and rights            warrants and rights            compensation plans
-------------            -------------------            -------------------            ------------------
Equity compensation
plans approved by
stockholders:                    --                             --                             --

Equity compensation
plans not approved
by stockholders:                  0                              0                             --

                         -------------------            -------------------            ------------------
Total                             0                              0                             --

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This amended Annual Report on Form 10-KSB for the year ended December 31, 2004, contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Report involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

Plan of Operations

      We own and operate through Asiatic Industries LLC, engaged in the sale in the United States of textile products that are manufactured in Lebanon. The textile products are purchased from Textile Industries, SAL and Authentic Garment Industries, SAL, both Lebanese companies. Our product offerings encompass intimate apparel, underwear, socks, pantyhose, leisurewear, nightwear and active-wear for men, ladies, and children.

      We have focused our sales on the smaller retailers and distributors. Our strategy for 2006 and the future is to continue to acquire new sales and new customers utilizing Letters of Credit(LC) and Documentary Collections (DP) while subcontracting other suppliers if necessary to be able to increase the demand for our products. The LC and DP sales force more consistent payment from our customers, helping to insure maintenance of our operating cash flow.

      Since April, 2005, we have been paying down the debt due to the factor and by July of 2005 discontinued factoring our accounts receivable. We have reduced the debt to the factor to under $100,000 as of June 1, 2006, and anticipate eliminating the debt to the by the end of July, 2006. This will eliminate the factoring expenses which averaged about $9,000 monthly during 2004.

Results of Operations:

Years Ended December 31, 2004 and 2003 -

During the year ended December 31, 2004, the Company had a net income of $25,261, as compared to net income of $83,693 for the year ended December 31, 2003. This reduction occurred in spite of an 18% increase in sales and occurred because of significant charges for factoring accounts receivable ($110,486) and a significant increase in interest expense from $37,910 in 2003 to $113,938 in 2004. These charges reflect the difficulty the Company had in financing growth. The increased interest was related to borrowings against bank lines of credit and credit cards. The increased cost of financing through the factor caused an overall decrease in profitability. Additionally competitive pressure caused us to lower prices somewhat and growth pressure caused an increase in financial demands.

During the year ended December 31, 2004, the Company incurred operating expenses of $544,370. Additionally, the Company incurred interest expense of $113,938 as well as fees to a factor of $110,486. Since April, 2005, the Company has begun paying down the advances received from the factor and by July of 2005 discontinued factoring its accounts receivable. As of the date of this report, we do not require financing of our accounts receivable and have reduced the debt to the factor to under $100,000. We anticipate reducing debt to the factor to $0 by the end of July, 2006. This will eliminate the factoring expenses which averaged about $9,000 monthly during 2004. During the year ended December 31, 2003, the Company incurred operating expenses of $422,267. Additionally, the Company recorded interest expense of $37,910. Since the factor was not involved in 2003, interest was lower and factoring expenses were nonexistent.

Operating expenses, which include factoring charges, increased by 29%, from $422,267 in 2003 to $544,370 in 2004. The largest items in operating expenses in 2004 were sales commissions and factor fees. Sales commissions increased from $36,216 in 2003 to $108,153 in 2004. Fees to the factor began in 2004 and totaled $110,486. Without the factoring charges, these expenses would have changed very little.

Liquidity and Capital Resources December 31, 2004:

Operating Activities -

At December 31, 2004, the Company had a cash balance of $13,878 and a working capital deficit of $171,874. The cash balance was lower than at December 31, 2003 by $18,597 and working capital was positive at December 31, 2003 ($47,234). The unfavorable change in working capital is also reflective of the difficulty the Company has had financing its growth.

Financing Activities -

In the year ended December 31, 2003, the Company received $373,055 in borrowings under lines of credit. In the year ended December 31, 2004, the Company repaid $487,339 in borrowings under lines of credit. These repayments were made possible by advances from the factor which totaled $2,354,832 during the year.

During the years ended December 31, 2004 and 2003, two shareholders made advances to or on behalf of the Company aggregating $82,335, which are due on demand with interest at the rate of 12% per annum. These advances have been used to fund operating expenses.

In the years ended December 31, 2004 and 2003, the Company made distributions of $140,369 and $86,681, respectively.

Cash Flows:

Operating Activities -

      At December 31, 2004, the Company had cash resources of $13,878, compared with $32,475 at December 31, 2003. The Company used $1,684,225 of cash in operating activities during the year ended December 31, 2004 as compared to $257,887 of cash used for that purpose during the year ended December 31, 2003. This increase was mainly the result of a $1,614,426 increase in accounts receivable, 80% of which was sold to a factor.

ITEM 7.     FINANCIAL STATEMENTS




                                 ACCESSTEL, INC.

                              Financial Statements

                                DECEMBER 31, 2004

                                TABLE OF CONTENTS





                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                  18

Balance Sheet                                                            19

Statement of Operations                                                  20

Statement of Changes in Stockholders' Equity                             21

Statement of Cash Flows                                                  22

Notes to Financial Statements                                            23

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

To the Board of Directors and Stockholders of Accesstel, Inc.:

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


/s/ Robert G. Jeffrey, CPA
Wayne, New Jersey
May 31, 2006

                                 ACCESSTEL, INC.
                                  BALANCE SHEET
                                December 31, 2004


                                     ASSETS

Current Assets:
      Cash                                                         $     13,878
      Accounts receivable, net of allowance for doubtful accounts       582,378

      Inventories                                                       858,189

      Miscellaneous receivables                                          57,168
                                                                   ------------

                  Total current assets                                1,511,613
                                                                   ------------

Other Assets:
      Advance                                                            50,000
      Advance to stockholder                                            104,000
      Security deposits                                                   5,640
                                                                   ------------
                  Total other assets                                    159,640

         TOTAL ASSETS                                              $  1,671,253
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                             $  1,170,192
      Accrued expenses                                                    4,127
      Payroll taxes payable                                               2,428
      Notes payable under bank lines of credit                          276,916
      Notes payable - stockholders                                      229,824

         Total current liabilities                                    1,683,487
                                                                   ------------

Stockholders' Equity:
      Preferred stock - authorizes, 20,000,000 shares of $1 par
        value; none issued and outstanding                                   --
      Common stock - authorized, 100,000,000 shares of $.001 par
        value; 34,091,740 issued and outstanding                         34,092
      Capital excess of par value                                        85,343
      Retained earnings                                                (131,669)
                                                                   ------------

         Total stockholders' equity                                     (12,234)
                                                                   ------------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $  1,671,253
                                                                   ============

              See accompanying notes and accountant's audit report.

                                 ACCESSTEL, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                       2004            2003
                                                   ------------    ------------

NET SALES                                          $  6,864,476    $  5,825,476

COST OF GOODS SOLD                                    6,180,907       5,281,606
                                                   ------------    ------------

GROSS PROFIT ON SALES                                   683,569         543,870

OPERATING EXPENSES                                      544,370         422,267
                                                   ------------    ------------

OPERATING INCOME                                        139,199         121,603

OTHER INCOME (EXPENSE):
      Interest expense                                 (113,938)        (37,910)
                                                   ------------    ------------

NET INCOME                                         $     25,261    $     83,693
                                                   ============    ============

NET INCOME PER SHARE - BASIC AND DILUTED           $         --    $         --

WEIGHTED AVERAGE SHARES OUTSTANDING                  34,091,740      34,091,740

              See accompanying notes and accountant's audit report.

                                 ACCESSTEL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2004 and 2003


                                    Common Stock            Additional                       Total
                             ---------------------------     Paid-In       Retained       Stockholders'
                                Shares         Amount        Capital        Deficit          Equity
                             ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002     34,091,740   $     34,092   $     85,343   $    (13,573)   $    105,862

Net income for the year                --             --             --         83,693          83,693

Distributions                          --             --             --        (86,681)        (86,681)
                             ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003     34,091,740         34,092         85,343        (16,561)        102,874

Net income for the year                --             --             --         25,261          25,261

Distributions                          --             --             --       (140,369)       (140,369)
                             ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004     34,091,740   $     34,092   $     85,343   $   (131,669)   $    (12,234)
                             ============   ============   ============   ============    ============

              See accompanying notes and accountant's audit report.

                                 ACCESSTEL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003


                                                                  2004            2003
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income                                              $     25,261    $     83,693
      Changes in assets and liabilities:
         Increase in inventories                                   (73,634)       (514,874)
         Increase in accounts receivable                        (1,614,426)       (196,902)
         Increase in payroll taxes payable                             746             594

         Decrease (increase) in prepaid expenses                     2,500          (1,699)

         Increase (decrease) in accounts payable                    (8,544)        405,060

         Increase in accrued expenses                                1,572           2,555
         Increase in miscellaneous receivables                     (17,700)        (36,314)
                                                              ------------    ------------
                  Net cash consumed by operating activities     (1,684,225)       (257,887)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Deposit for potential acquisition                              --         (50,000)
                                                              ------------    ------------
                  Net cash consumed by investing activities             --         (50,000)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayments of borrowings under lines of credit              (487,339)             --
      Borrowings under lines of credit                                  --         373,055
      Increase in borrowing from shareholders                       42,504          39,831
      Advance to shareholder                                      (104,000)             --
      Distributions                                               (140,369)        (86,681)
      Advances from Factor                                       2,354,832              --
                                                              ------------    ------------
                  Net cash provided by financing activities      1,665,628         326,205
                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                   (18,597)         18,318

Cash balance, beginning of year                                     32,475          14,157
                                                              ------------    ------------
Cash balance, end of year                                     $     13,878    $     32,475
                                                              ============    ============

              See accompanying notes and accountant's audit report.

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Accesstel, Inc. (the Company) is a Utah corporation which has been largely inactive for the past two years. Originally named Shopss.com, Inc. the company changed its name to Accesstel, Inc. on February 16, 2001 in conjunction with the acquisition of Accesstel, Inc., in a reverse merger transaction.

On October 13, 2004 Accesstel, Inc. (Accesstel or the Company) acquired all of the outstanding capital stock of Global Invest Holdings, Inc. (Global Invest) in return for 25,000,000 shares of its common stock, which represented 77% of the number of shares of Accesstel outstanding after this merger. Although Accesstel is the legal survivor of the merger and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America, the merger was accounted for as a reverse merger whereby Global Invest is considered the "acquirer" of Accesstel for financial reporting purposes as its shareholders control more than 50% of the post transaction combined company. Among other matters, this requires the Company to present in all financial statements and other public information filings, prior historical and other information of Global Invest, and requires a retroactive restatement of Global Invest historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying consolidated financial statements present the results of operations of Global Invest for the year ended December 31, 2004 and reflect the acquisition of Accesstel under the purchase method of accounting. Subsequent to October 13, 2004, the operations of the Company reflect the combined operations of the former Accesstel and Global Invest.

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

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

There was no provision made for Federal or state income taxes for Global Invest prior to 2004, because during that period Global Invest reported its income as a limited liability company. The income or loss of the Company was reported on the individual tax returns of the Members. Profits and losses were allocated in accordance with each member's respective percentage interest in the limited liability company.

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

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


Net Loss Per Share

The company computes net income (loss) per common share in accordance with Statement on Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financials statements.

Advertising Costs

The Company expenses advertising costs when an advertisement occurs. Advertising costs were $1,200 during the twelve months ended December 31, 2004 and $350 during 2003.

Segment Reporting

Management treats the operations of the Company as one segment.

2.    RESTATEMENTS

Certain adjustments affecting the 2004 and 2003 financial statements have been discovered during an internal review. Correcting these errors resulted changes in the results of operations with resultant changes in retained earning (deficit), certain changes in the statements of cash flows, and reductions in certain asset and liability accounts. The 2004 financial statements, and the statements of income and cash flows for the year 2003, have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the following tables.

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


2.    RESTATEMENTS (CONTINUED)

                          Year Ended December 31, 2003
                          ----------------------------

                             Statement of Operations

                                          As Originally
                                            Presented          Adjustments         As Restated
                                          -------------       -------------       -------------
Net Income (Loss)                         $  (1,622,145)      $   1,705,838(A)    $      83,693

                             Statement of Cash Flows

                                          As Originally
                                            Presented          Adjustments         As Restated
                                          -------------       -------------       -------------
Operating Activities:
    Net income (loss)                     $  (1,622,145)      $   1,705,838       $      83,693
    Common stock issued as compensation       1,050,000          (1,050,000)(A)              --
    Common stock released in
      connection with legal settlement          150,250            (150,250)(A)              --
    Aborted acquisition costs                   900,000            (900,000)(A)              --
    Increase (decrease) in accounts
      payable                                   (87,208)            492,268 (A)         405,060
    Increase in accrued expenses                  5,048              (2,493)(A)           2,555
                                          -------------       -------------       -------------
    Net cash consumed by operating
      activities                               (353,250)             95,363            (257,187)
                                          -------------       -------------       -------------

Financing Activities:
    Increase in borrowing from
      shareholders                              135,194              95,363              39,831

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


2.    RESTATEMENTS (CONTINUED)

                          Year Ended December 31, 2004
                          ----------------------------

                             Statement of Operations

                                          As Originally
                                            Presented          Adjustments         As Restated
                                          -------------       -------------       -------------
Net income (loss)                         $    (187,649)      $     212,910(A)    $      25,261

                             Statement of Cash Flows

                                          As Originally
                                            Presented          Adjustments         As Restated
                                          -------------       -------------       -------------
Operating Activities:
    Net income (loss)                     $    (187,649)      $     212,910       $      25,261
    Common stock issued as compensation         255,000            (255,000)(A)              --
    Decrease (increase) in inventories           64,311            (229,226)(C)         (73,634)
    Increase in accounts receivable          (1,624,426)             10,000 (D)      (1,614,426)
    Increase in accounts payable                236,371            (153,634)(A)          (8,544)
    Increase in accrued expenses                 30,322             (28,750)(A)           1,572
                                          -------------       -------------       -------------

    Net cash consumed by operating
      activities                             (1,240,525)           (443,700)         (1,684,225)
                                          -------------       -------------       -------------

Financing Activities:
    Increase in borrowing from
      shareholders                               64,313             (21,809)(A)          42,504
    Distributions                              (540,523)            400,154 (A)        (140,369)
    Borrowing from Factor                     2,310,501              52,331 (B)       2,354,832
    Payment for recission of acquisition        (13,000)             13,000 (A)              --
                                          -------------       -------------       -------------

    Net Cash provided by financing
      activities                          $   1,221,952       $     443,676       $   1,665,628
                                          -------------       -------------       -------------

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


2.    RESTATEMENTS (CONTINUED)

                                  Balance Sheet
                                December 31, 2004

                                          As Originally
                                            Presented          Adjustments         As Restated
                                          -------------       -------------       -------------
Accounts receivable                       $   2,947,210       $  (2,364,832)(E)   $     582,378
Inventories                                   1,087,415            (229,226)(C)         858,189
Accounts payable                              1,042,303             127,889 (A)       1,170,192
Notes payable - Factor                        2,302,501          (2,302,501)(E)              --

(A) Elimination of the activity of Accesstel, erroneously treated as the accounting acquirer in previous financial statements.
(B)   Correction of error in recording advances from Factor.
(C)   Correction of the amount of goods in transit.
(D)   Correction of year end balance of reserve for bad debts.
(E)   Correction of accounting for factoring of accounts receivable.

These corrections caused changes in the opening balances of retained deficit, as follows:

                                                      2004            2003
                                                 -------------    -------------
Retained earnings at beginning of year:
   As previously reported                        $   1,063,935    $   2,762,761
   Adjustment to convert to purchase
     accounting                                     (1,080,496)      (2,776,334)
                                                 -------------    -------------

   Balance at beginning of year, as restated           (16,561)         (13,573)
   Net income, as restated                              25,261           83,693
   Distributions                                      (140,369)         (86,681)
                                                 -------------    -------------
   Retained deficit, at end of year              $    (131,669)   $     (16,561)
                                                 =============    =============

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


3.    COMMON STOCK

In December 2003, Accesstel entered into a "Stock Purchase Agreement and Plan of Reorganization" under which it was to acquire all the outstanding common stock of Euro Offline, Inc. in return for 30,000,000 shares of the common stock of Accesstel. Prior to the closing, Accesstel affected a reverse stock split of one share for each 89 shares outstanding. In addition, a shareholder/related party, debt holder, was to receive $100,000 as consideration to forgive amounts due from Accesstel. A disagreement developed, between Accesstel and former shareholders of Euro Offline, Inc. Accesstel and certain of its shareholders negotiated a "Compromise and Settlement" with these former shareholders. Each party contended that a substantial and irreconcilable dispute existed for not consummating the merger with Euro Offline, Inc. Under the settlement, 27,000,000 shares were returned to the treasury during 2004. The 3,000,000 shares of common stock which were not part of the agreement and were not returned to Accesstel were valued at $900,000 and were treated as the cost of the aborted acquisition transaction.

In March 2004, Accesstel issued 500,000 shares of common stock for legal services rendered. These shares were valued at the closing price of $.51 a share on the day the Board of Directors approved the issuance of such stock.

In May 2004, a shareholder and creditor asserted a material breach of contract relating to the Euro Offline, Inc. merger. Accesstel and a shareholder settled this claim in August 2004, with a $12,500 payment and the issuance of 500,000 shares of common stock with dilution provisions.

On August 11, 2004, the Company declared a one for 10,000 reverse stock split, with fractional shares being rounded up to the nearest whole share; and a subsequent forward split by dividend to all shareholders on the basis of 100 shares for each one share owned.

On August 31, 2004, a shareholder of Accesstel acquired the outstanding notes held by a creditor. These notes were exchanged for 5,038,840 shares of Accesstel common stock.

On September 14, 2004, a shareholder of Accesstel, who assumed the majority of the remaining Accesstel debt in the amount of $700,000, was issued 1,400,000 shares as consideration for this assumption. This shareholder placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year from the date of the agreement.

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


4.    NOTES PAYABLE

Banks:

            The Company has revolving lines of credit with four banks. It can borrow up to $786,000 under its lines of credit at interest rates between the prime rate charged by the banks and 7.9%. As of December 31, 2004, outstanding balances on these lines totaled $276,916. Borrowings under these lines are unsecured.

5.    RENTALS UNDER OPERATING LEASES

            The Company conducts its operations from leased facilities in New Jersey under a non-cancelable operating lease, which expires in June 2005.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2004.

               Year ending
               December 31,                      Amount
               ------------                      ------

                  2005                          $14,500

Rent expense amounted to $35,706 in 2004 and $34,800 in 2003.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION NONCASH INVESTING
      ACTIVITIES

Cash paid for interest was $113,398 during 2004 and $38,390 during 2003; there was a $600 cash payment of income taxes during 2004 and $900 paid during 2003. None of the interest paid was capitalized.

The following noncash investing and financing activity occurred during 2004.

In October 2004, 25,000,000 shares were issued to acquire the capital of stock of Global Invest.

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


7.    RELATED PARTY TRANSACTIONS

A shareholder made advances to or on behalf to Accesstel which together with interest aggregated $88,380. These advances were used to fund general and administrative expenses, consisting primarily of legal and accounting fees. These were cancelled in connection with the merger.

The Company is also obligated for advances made by two shareholders totaling $229,824. These obligations bear interest at 12% and are due on demand.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc. in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder asserted a material breach of contract in May 2004. On August 18, 2004, the Company resolved the dispute which resulted in the settlement of certain debt obligations of the Company and related claims that arose from the Euro-offline reorganization rescission. This settlement required a $12,500 payment, which was made on August 18, 2004, and the issuance of 500,000 shares of common stock for the forgiveness of the recorded outstanding indebtedness. These shares are protected against adjustment in the event of a reverse split for a period of eighteen months.

The remaining amounts due to the shareholder regarding the Euro Offline, Inc. reorganization were purchased by another shareholder in September 2004 and converted to equity by the issuance of 5,038,840 shares of common stock.

On September 14, 2004, a shareholder of the Company, acting through an affiliated entity, assumed the majority of the Company's outstanding debt in the amount of $700,000 in return for 1,400,000 shares of common stock. In addition this shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year from the date of the agreement.

One of the shareholders of the Company is the general manager of two vendors, which supply the Company with its principal products. During the years ended December 31, 2004 and 2003, the Company purchased $1,699,758 and $3,028,144, respectively, of product from one of these suppliers and $1,423,543 and $968,155, respectively, from the other. At December 31, 2004, the Company had a credit balance of $215,101 with one of these suppliers and a balance due of $257,899 with the other supplier.

The Company is obligated to two shareholders for advances made by them (see Note
3).

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


8.    EXPENSES.

Expenses reported on the statement of operations for the years 2004 and 2003 are detailed below:

            Sales commissions         $     108,153    $      36,216

            Factor fees                     110,486               --
            Salaries                         74,055          146,653

            Other expenses                  251,676          239,398
                                      -------------    -------------
                  Total expenses      $     544,370    $     422,267
                                      =============    =============

9.    FACTORING OF RECEIVABLES

In April 2004, the Company entered into an agreement with a factoring company under which eligible accounts receivable are transferred on a continuing basis to the factor. In return for taking title to the receivables, the factor advances to the Company 80% of the face amounts of the receivables. Fees for this service are 1% of the accounts receivable transferred plus interest at prime plus 1% on the unpaid balance of the accounts transferred to the factor. Any accounts which become 90 days past due are returned to the Company. The factor has obtained a lien to secure its advances against all Company accounts receivable and inventories. At December 31, 2004, the balance outstanding under this arrangement was $2,354,832. Part of the proceeds of the advances from the factor were used to repay $500,000 of the balances due on the bank lines of credit.

10.   SUBSEQUENT EVENTS

During 2005, the Company informed the factor that it planned to terminate the factoring arrangement and began paying down the unpaid balance. At May 31, 2006, the balance had been reduced to $98,000.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position, or cash flows.

                                 ACCESSTEL, INC.
                          Notes to Financial Statements
                                December 31, 2004


12.   CONTINGENCIES

A number of relatively small judgments were entered against Accesstel in the year 2000, which total approximately $700,000. A former executive of Accesstel has indemnified the Company for these liabilities and pledged 200,000 shares of Company common stock to secure this indemnification. The indemnification calls for release of the stock on October 12, 2005.

Since the factor has the right to return to the Company any receivables which become 90 days old (see Note 8), the Company is contingently liable to the factor for the uncollected receivables which have been transferred to the factor.

ITEM 8A.    CONTROLS AND PROCEDURES.

      As of the close of the period covered by this amended Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       Number      Transactions   Known Failures
                                       Of late     Not Timely     To File a
Name and principal position            Reports     Reported       Required Form
---------------------------            -------     ------------   --------------

Ralph Sayad, Chief Executive Officer   3           3              0
Louis Sayad, President                 3           3              0
Karim Sayad, Secretary                 3           3              0

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

Summary Compensation Table
--------------------------

Name and
Principal                                        Other Annual     All Other
Position(s)                Year      Salary      Compensation    Compensation
-----------                ----      ------      ------------    ------------

Kevin Marion               2003     $      0       $      0        $      0
Chief Executive            2004            0              0               0
Officer and President

Ralph Sayad                2004     $ 39,747              0        $  3,330
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A shareholder made advances to or on behalf to Accesstel which together with interest aggregated $88,380. These advances were used to fund general and administrative expenses, consisting primarily of legal and accounting fees. These were cancelled in connection with the merger.

The Company is also obligated for advances made by two shareholders totaling $229,824. These obligations bear interest at 12% and are due on demand.

A former shareholder sold his right to amounts due from the Company of $428,434 as part of the "Stock Purchase Agreement and Plan of Reorganization" with Euro Offline, Inc. in December 2003. This shareholder was to receive $100,000 and one million shares of post split common stock. The shareholder also had a right of return, should the Euro Offline, Inc reorganization or a similar transaction not occur. The shareholder was also entitled to reimbursement of certain expenses should the reorganization not occur. Although the shareholder was paid the one million shares and a substantial portion of the $100,000, the shareholder asserted a material breach of contract in May 2004. On August 18, 2004, the Company resolved the dispute which resulted in the settlement of certain debt obligations of the Company and related claims that arose from the Euro-offline reorganization rescission. This settlement required a $12,500 payment, which was made on August 18, 2004, and the issuance of 500,000 shares of common stock for the forgiveness of the recorded outstanding indebtedness. These shares are protected against adjustment in the event of a reverse split for a period of eighteen months.

The remaining amounts due to the shareholder regarding the Euro Offline, Inc. reorganization were purchased by another shareholder in September 2004 and converted to equity by the issuance of 5,038,840 shares of common stock.

On September 14, 2004, a shareholder of the Company, acting through an affiliated entity, assumed the majority of the Company's outstanding debt in the amount of $700,000 in return for 1,400,000 shares of common stock. In addition this shareholder has placed 200,000 shares in escrow to be released at the earlier of proof of settlement of such debts or one year from the date of the agreement.

One of the shareholders of the Company is the general manager of two vendors, which supply the Company with its principal products. During the years ended December 31, 2004 and 2003, the Company purchased $1,699,758 and $3,028,144, respectively, of product from one of these suppliers and $1,423,543 and $968,155, respectively, from the other. At December 31, 2004, the Company had a credit balance of $215,101 with one of these suppliers and a balance due of $257,899 with the other supplier.

The Company is obligated to two shareholders for advances made by them (see Note 6 to Financial Statements).

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following is a summary of the fees billed to Accesstel by its principal accountants during the calendar years ended December 31, 2003 and 2004:

      Fee category                        2003           2004
      ------------                      --------       --------

      Audit fees                        $ 14,500       $ 18,750

      Audit-related fees                $      0       $      0

      Tax fees                          $    700       $    800

      All other fees                    $      0       $      0
                                        --------       --------
      Total fees                        $ 15,200       $ 19,550

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ACCESSTEL, INC.
                                                  ---------------
                                                   (Registrant)


Date: June 20, 2006                      By: /s/ Ralph Sayad
                                             ---------------------------
                                             Ralph Sayad, Sole Director,
                                             Chief Executive Officer and
                                             Principal Financial Officer